Form 10KSB
period 2006-12-31
Lab123, Inc.
filed 2007-06-20
CIK 1375772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 333-137545

LAB123, INC.
(Name of small business issuer in its charter)

Delaware	45-0542515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Field Drive, Suite 240, Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (847) 234-8111

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

   State issuer's revenues for its most recent fiscal year: $255,857

  The aggregate market value of the voting stock held by non-affiliates of the Company, was $150,000 as of June 15, 2007. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes. Therefore, the number of shares of our common stock held by non-affiliates as of June 15, 2007 was 125,000. Since there is no trading market for our common stock we have assumed that the per share market price of our common stock was $1.20 per share which is the price at which selling stockholders may sell our common stock pursuant our Registration Statement on Form SB-2 (File No. 333-137545) covering such sales.

   As of June 15, 2007, there were 6,175,000 shares of common stock, $0.001 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one) Yes ☐ No ☒

Lab123, Inc.
Form 10-KSB

Forward Looking Statements

Statements in this Annual Report on Form 10-KSB may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described in this Report, including the risks described under "Risk Factors," in this Report and in other documents which we file with the Securities and Exchange Commission (the “SEC”). In addition, such statements could be affected by risks and uncertainties related to product demand, our ability to develop, obtain rights to or acquire new products and successfully market the products, market and customer acceptance, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

PART I

Item 1. Description of Business.

Summary of Business

We (we also sometimes refer to ourselves herein as “Lab123” or the “Company”) are engaged in the marketing of clinical diagnostic products for use in disease detection and prevention. We were founded by Biosafe Laboratories, Inc. (“Biosafe”) to enable Biosafe to exploit certain of its technology by entering into a license agreement with us pertaining to 5 diagnostic products (the “Diagnostic Products”). Under the license agreement with Biosafe we sell Diagnostic Products to retail drug stores, retail drug mass merchandisers, and the distributors, marketers, brokers and group buyers who supply medical products to retail drug stores, retail drug mass merchandisers in the United States and to internet-based retail drug companies (the “Market”). The terms of our license agreement with Biosafe are discussed in the “Our License Agreement with Biosafe” subsection of this Item 1. Our products specialize in the use of micro-sample blood transportation devices and unique, scientific procedures for the clinical testing of these micro-blood samples. From time to time we may obtain terms that are beneficial to us that we may not normally obtain if we would seek the same terms from an outside vendor.

The products we currently license from Biosafe and market are:

☐
Cholesterol Panel (a lipid profile consisting of total cholesterol, high density cholesterol, low density cholesterol and triglycerides). This Cholesterol Panel is the first self-collected lipid profile for dried blood sample analysis that satisfies the National Cholesterol Education Program’s rigorous performance standards. It is used in the management and determination of coronary heart disease.

☐
Hemoglobin A1c (a test that meets the certification standards of the National Glycohemoglobin Standardization Program). This test is critical for proper blood sugar monitoring and regulation by persons affected with diabetes.

☐	Prostate Screen (a test to determine blood levels of prostate specific antigen). This test is used to help determine abnormal prostate conditions, such as prostate cancer.

☐	Thyroid Test (a test to determine blood levels of thyroid stimulating hormone). This test is used to help determine thyroid dysfunction and to successfully manage treatment regimens.

☐
Anemia Test (a rapid response test - like a home pregnancy test, the results are available to the user immediately - for low hemoglobin levels). This test is used to monitor and identify the onset or change in hemoglobin levels, which is a common side effect for many disease states including HIV, chronic kidney disease and cancer.

 Our licensor, Biosafe, has been developing and marketing new clinical diagnostic products for more than 10 years. Biosafe’s products, including those that we license the right to market, consist of a blood collection kit that contains everything needed for the consumer to self-collect his or her own blood sample (several drops from a single finger-nick, in contrast to a vial at the laboratory). The specimen is then mailed   to Biosafe’s laboratory for analysis. The results are mailed back to the consumer in a clear and easy-to- read, consumer-friendly laboratory report. The licensed products received FDA clearance for sale during the period from 1999 to 2004. During this period, Biosafe marketed the licensed products only to large pharmaceutical companies in specialty programs in support of drug marketing activities and, to a limited extent, to consumers over the internet.

We were incorporated in Delaware on August 25, 2006. Our principal office is located at 100 Field Drive, Suite 240, Lake Forest, Illinois 60045 and our telephone number is 847-234-8111.

Since we have only recently been formed, as a company we do not have experience in marketing diagnostic products, although one of our directors does have such experience. We had revenues of only $255,857 from inception to December 31, 2006 and had a net loss of $122,302 from inception through December 31, 2006. We believe that we will have sufficient working capital to sustain our operations until at least the end of the current fiscal year. For further information concerning our business operations see the “Description of Business” subsection of this Item 1.

Risk Factors

An investment in Lab123 entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected include the following:

We have only recently been organized and have very little operating history.

  The Company is a start-up, having been formed in August, 2006.  Accordingly, we have practically no operating history nor any revenues on which you may evaluate our performance.

Rapid screening and diagnostic at-home testing devices may not be accepted in the consumer marketplace.

            We are currently licensed to sell our five clinical diagnostic products for use in disease detection and prevention through internet-based companies and through retail drug outlets located in the United States. We are not licensed to sell our products in other markets such as the healthcare professional market. Because of the lack of sales history, there can be no assurance that our products will be accepted in the consumer market or in any market. Even if our products are accepted in our targeted markets, our actual sales may be much less than our estimate of our products’ market potential.

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. We have generated only $255,857 in revenues from inception to December 31, 2006 and have accumulated losses of $122,302 from inception through December 31, 2006. These factors raise substantial doubt regarding our ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations and/or the attainment of profitable operations. Management has plans in place to address these concerns and expects that the Company will be able to obtain additional funds by equity financing and/or related party advances, if necessary. However, the existence of a going concern opinion may make it more difficult for us to raise capital or raise capital on terms satisfactory to us. If we do need additional financing, there is no assurance that additional funding will be available to the extent required.

We may continue to incur losses and are likely to require additional financing.

We have incurred operating losses and negative cash flow from operations since our recent inception. Losses incurred since our inception have aggregated $122,302 as of December 31, 2006. There can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant changes from our plan, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit or completely curtail our selling, marketing and administrative activities, and such curtailment could have a material adverse effect on the future of our business as a going concern.

We depend upon third parties for product development and commercialization; there can be no assurance of successful or timely development of additional products.

Our business strategy includes the development of additional diagnostic products for the diagnostic business. We plan to rely on third parties for the development of products and technologies. There can be no assurance that we will be able to negotiate new product acquisitions on acceptable terms, if at all, or that our current business or future acquisitions, if made, will be successful. To the extent that we are not able to acquire ownership of or license new products, we could be forced to undertake such product development at our own expense. In such event, our success in developing new products will depend on our ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. We have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If we are unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, our ability to remain competitive in our product niches would be impaired.

We depend upon third parties for product manufacturing and clinical laboratory service.

We plan to rely on others for the production of products and technologies. Currently, Biosafe manufactures all of our Diagnostic Products and performs clinical laboratory services on all of our Diagnostic Products which require such laboratory services. There can be no assurance that we will be able to negotiate new product manufacturing on acceptable terms, if at all, or that current or future manufacturing arrangements will be successful. To the extent that we are not able to outsource product manufacturing or laboratory services, we could be forced to undertake such activities at our own expense. The amount and timing of resources that any of these manufacturers devote to our product manufacturing activities may be outside of our control. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay or impair our ability to deliver products on a timely basis.

If we fail to achieve certain financial results, we will be required to issue more shares of our common stock upon conversion of the Series A Preferred Stock and the exercise price of warrants to purchase common stock we issued shall be reduced.

   Both the Series A Preferred Stock (“Series A Stock”) and the warrants we issued in a September 6, 2006 private placement to Barron Partners, L.P. (“Barron”) have anti-dilution provisions which increase the number of shares issuable upon conversion of the Series A Stock and reduce the exercise price of the warrants if we fail to meet pre-tax fully diluted income per share targets for the three months ending December 31, 2006 and the fiscal year ending December 31, 2007.

The target for pre-tax fully diluted income for the three months ended December 31, 2006 was $.0306 per share. For such period we suffered a loss of approximately $.02 per share on a pre-tax fully diluted basis. Therefore, the conversion value of our Series A Stock and the exercise price of the warrants we issued to Barron will be reduced by 40% and we will be required to issue 40% more shares of our common stock upon conversion of our Series A Stock and exercise of such warrants. The adjustment will result in (a) the issuance of 2,476,000 additional shares of common stock upon conversion of all outstanding Series A Stock) , thereby increasing the total number of shares of common stock issuable upon such conversion from 3,774,000 shares to 6,250,000 shares, (b) a reduction of the exercise price of our warrants to purchase common stock with an original exercise price of $.80 per share from $.80 to $.48 per share, and (iii) a reduction in the exercise price of our warrants to purchase common stock with an original exercise price of $1.10 per share from $1.10 to $.66 per share.

The target for pre-tax fully diluted income for the fiscal year ending December 31, 2007 is $.19 per share. The exercise price of the warrants and the conversion value of the Series A Stock shall be reduced proportionately up to a maximum additional 25% reduction in the exercise price if the income per share is $.1446 or less computed as provided in the purchase agreement. If either the foregoing adjustment is triggered, the holders of the Series A Stock would receive, on conversion of such Series A Stock, a larger number of shares of common stock, which will increase their percentage interest in our stock. We cannot assure you that there will not be such an adjustment. The maximum adjustment (assuming an additional 25% reduction in the conversion value of the Series A Stock and the exercise price of the Warrants as a result of a failures to meet income target for the fiscal year ending December 31, 2007 would result in (i) the issuance of 2,083,333 additional shares of common stock upon conversion of the Series A Stock, thereby increasing the total number of shares of common stock issuable upon such conversion from 6,250,000 shares to 8,333,333 shares, (ii) a reduction of the exercise price of our warrants to purchase common stock with an original exercise price of $.80 per share from $.48 to $.36 per share, and (iii) a reduction in the exercise price of our warrants to purchase common stock with an original exercise price of $1.10 per share from $.66 to $.495 per share.

We will recognize an additional deemed dividend for the conversion price reduction of approximately $788,000 during the second quarter ended June 30, 2007. We will not recognize an additional charge for the reduction of the 3,774,000 warrants from $0.80 to $0.48 for 1,887,000 shares and from $1.10 to $0.66 for the remaining 1,887,000 shares during the second quarter ended June 30, 2007. We entered into a registration rights agreement with Barron whereby we were required to file a registration statement with the SEC, to register the resale of the shares of common stock that will be issued upon conversion of the convertible preferred stock and exercise of warrants. Under the liquidated damages provision, if we failed to meet the effectiveness deadline for the registration statement, we would have been required to issue 2,491 additional shares of the Series A Stock as liquidated damages for each day that the registration is not effective after the deadline until September 6, 2008. The registration statement we filed was declared effective in January 2007.

In the second quarter of 2007, the Company verbally agreed to cease its business partnership with Barron. The Company is currently in negotiations and plans to close on this arrangement on or around June 30, 2007. However, there can be no assurance that the Company will be successful in completing this transaction.

Under the terms of the Series A Stock and warrants we issued in our September 6, 2006 Private Placement the conversion value of the Series A Stock and the exercise price of the warrants would be reduced if we issue stock, warrants or convertible securities at a price below the conversion value of the Series A Stock and exercise price of the warrants.

Section 6.15 of the Preferred Stock and Warrant Purchase Agreement we entered into with Barron on September 6, 2006 provides that until the expiration of 48 months after the closing date of that agreement (September 6, 2010) or until Barron owns less than 5% of the Series A Stock purchased by Barron, whichever occurs first, if we close on the sale of a note or notes, shares of common stock, or shares of any class of preferred stock at a price per share of common stock, or with a conversion right to acquire common stock at a price per share of common stock, that is less than the conversion value of the Series A Stock, the conversion value shall be reduced to the price per share of the common stock or conversion price of the securities sold. The warrants contain a similar provision regarding a reduction in the exercise price of the warrant in such circumstances, except the condition is not limited to any time period.

In the second quarter of 2007, the Company verbally agreed to cease its business partnership with Barron. The Company is currently in negotiations and plans to close on this arrangement on or around June 30, 2007. However, there can be no assurance that the Company will be successful in completing this transaction.

Because Biosafe owns approximately 98.0% of our outstanding common stock and effectively controls our activities, it may block or deter actions that you might otherwise desire that we take and may cause us to act in a manner that is most beneficial to it and not to outside stockholders.

Biosafe owns approximately 98.0% of our outstanding common stock. As a result, although we are contractually required to, and do currently, maintain a Board of Directors comprised of a majority of independent directors, Biosafe effectively controls all matters requiring stockholder approval, including the election and removal of directors. Biosafe’s concentration of stock ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably and may cause us to act in a manner that is most beneficial to Biosafe and not to outside stockholders.

We may be required to pay liquidated damages if our Board does not consist of a majority of independent directors.

Sections 6.11 and 6.12 of the Preferred Stock and Warrant Purchase Agreement we entered into with Barron on September 6, 2006 require us to appoint and maintain such number of independent directors that would result in a majority of our directors and a majority of the members of the audit and compensation committees of our Board of Directors being independent directors. Our failure to meet either of these requirements would result in the payment of liquidated damages at a rate of $560,000 (28% of the $2 million purchase price) per annum. On September 29, 2006 three independent directors were elected to the Board of Directors and the Board established audit and compensation committees comprised solely by such independent directors.

In the second quarter of 2007, the Company verbally agreed to cease its business partnership with Barron. The Company is currently in negotiations and plans to close on this arrangement on or around June 30, 2007. However, there can be no assurance that the Company will be successful in completing this transaction.
Competition in the human medical diagnostics industry is, and is expected to remain, significant.

Our competitors and potential competitors range from development stage diagnostics companies to major domestic and international pharmaceutical and biotechnology companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. Quest Diagnostics, Inc., a national diagnostic laboratory service company, has attempted to sell products in the retail market, but to our knowledge, is currently not making retail sales of any competitive products. Bayer Corporation offers a Hemoglobin A1c instant test (our test requires laboratory analysis). Accutech, LLC markets a total cholesterol qualitative test under the product name “Cholestrak.” Flexsite Diagnostics also markets a Hemoglobin A1c “send in” laboratory kit. Many of our competitors have name recognition, established positions in the market and long standing relationships with customers and distributors. They also have greater marketing experience and access to sources of capital than us. Moreover, the diagnostics industry continues to show a significant amount of consolidation whereby large domestic and international pharmaceutical companies are acquiring mid-sized diagnostics companies, further increasing the concentration of resources. There can be no assurance that technologies will not be introduced that could be directly competitive with or superior to our technologies.

Rapid technological change may make our products obsolete or uncompetitive.

The markets in which our rapid testing devices will compete are characterized by technological change, frequent new products and changes in consumer demand.  The introduction of a new product embodying new technology can render existing products obsolete and unmarketable.  Even if our products are successfully marketed, a newer product may be introduced that renders one or all of our products obsolete.

Our products and activities are subject to regulation by various governments and government agencies.

The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration (the “FDA”). Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are limited in our ability to commence marketing or commercial sales in the United States of new products under development until we receive clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances or failure to comply with existing or future regulatory requirements could negatively impact our sales and thus have a material adverse effect on our business.

We currently do not manufacture the medical devices we distribute. However, under our license agreement with Biosafe for the products we intend to distribute, we have the right to source such products from another manufacturer and may do so in the future. As a manufacturer of medical devices for marketing in the United States we would be required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements. We would also be required to comply with Medical Device Report (“MDR”) requirements, which require that a manufacturer reports to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Manufacturers are also subject to routine inspection by the FDA for compliance with Quality System Regulations (“QSR”) requirements, MDR requirements and other applicable regulations. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. We may incur significant costs to comply with laws and regulations in the future, which would decrease our net income or increase our net loss and thus have a potentially material adverse effect upon our business, financial conditions and results of operations.

Distribution of diagnostic products outside the United States is subject to extensive foreign government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. We may be required to incur significant costs in obtaining or maintaining foreign regulatory approvals. In addition, the export of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approval or the failure to comply with regulatory requirements could reduce our product sales and thus have a potentially material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on our ability, or the ability of our partners, to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the proprietary rights of others.

There can be no assurance that our owned or licensed patents will afford meaningful protection against a competitor, or that patents issued or licensed to us will not be infringed upon or designed around by others, or that others will not obtain patents that we would need to license or design around. We could also incur substantial costs in defending the Company in litigation brought by others. The potential for reduced sales and increased legal expenses would have a negative impact on our cash flow and thus our overall business could be adversely affected. Currently, we do not own any patents.   Patents or patent applications may exist which contain claims covering our products, technology or methods. Because of the number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing the products, technology or methods we own or license. Third parties may sue us and/or our licensor for infringing their patent rights or file nullity, opposition or interference proceedings against our patents, even if such claims lack merit, which would similarly harm our business. If any third party is successful in bringing a case of patent infringement against us or our licensor, we may be unable to sell the affected products.

We may not be able to successfully implement our plans to acquire other companies or technologies.

Our growth strategy may include the acquisition of complementary companies, products or technologies. There is no assurance that we will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, we will be unable to acquire any significant companies or technologies for cash and our ability to effect acquisitions in exchange for our capital stock may depend upon the market prices for our common stock, which could result in significant dilution to its existing stockholders. If we do complete one or more acquisitions, a number of risks arise, such as disruption of our existing business, short-term negative effects on our reported operating results, diversion of management’s attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. Any of these factors could materially harm our business or our operating results.

We depend on Biosafe and its suppliers for our products’ components.

Biosafe currently manufactures all the medical devices we distribute. However, under our license agreement with Biosafe for the Diagnostic Products, we have the right to source such products from another manufacturer and may do so in the future. The components of our products include chemical, biological and packaging supplies that are generally available from several suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of finished goods to ensure an uninterrupted supply for at least three months. If, for any reason, we Biosafe ceases to be the manufacturer of one or more of the Diagnostic Products or if in the future we source such products from other vendors and we lose our main supplier for a given material, there can be no assurance that we will be able to substitute a new supplier in a timely manner. Failure to do so could impair the manufacturing of certain of our products and thus have a material adverse effect on our business, financial condition and results of operations.

We have only limited manufacturing experience with certain products.

Although Biosafe is experienced in the manufacturing and packaging of our current products, certain of our diagnostic products which we may consider for future development, incorporate technologies with which we have little manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product’s commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel.

We believe our success will depend to a significant extent on the efforts and abilities of our senior management. We are currently operating with only one full time executive and seeking the services of a chief executive officer and a chief financial officer. There can be no assurance that we will be successful in attracting and retaining skilled personnel, who are generally in high demand by other companies. The loss of, inability to attract, or poor performance by key scientific and executive personnel may have a material adverse effect on our business, financial condition and results of operations.

The testing, manufacturing and marketing of medical diagnostic devices entails an inherent risk of product liability claims.

To date, we have experienced no product liability claims, but any such claims arising in the future could have a material adverse effect on our business, financial condition and results of operations. We currently maintain product liability insurance with limits of $1,000,000 per occurrence and $3,000,000 in the aggregate for all claims made under the policy. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy or limited by other claims under our umbrella insurance policy. Additionally, there can be no assurance that our existing insurance can be renewed by us at a cost and level of coverage comparable to that presently in effect, if at all. In the event that we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, such claim could have a material adverse effect on our cash flow and thus potentially a materially adverse effect on our business, financial condition and results of operations.

We do not have a CFO or Controller, the lack of which our auditors have advised us is a material weakness in our internal controls.

As of December 2006 our independent auditors, Marcum & Kliegman, LLP, advised us that they had identified a material weakness in our internal controls because we have only one employee and such person has not been trained as a Chief Financial Officer or a Controller. Therefore, our accounting department presently may not have the sophistication to design and implement a system of internal controls or to critically evaluate and implement new accounting pronouncements. Additionally, since our accounting staff consists of only one person, there is a lack of segregation of duties of our personnel, which also constitutes a material weakness in financial reporting. We have implemented certain procedures to help minimize the risks associated with this material weakness, including using the services of Biosafe’s accounting staff to act as an interim financial and accounting consultant to review, compile and consolidate our financial statements on a quarterly and annual basis. When resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve the sole employee of his current chief financial officer duties.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins may vary significantly from quarter to quarter, which could result in volatility in the market price of our common stock. This may be particularly true if in the future (as is not the case currently) analysts follow our stock and create expectations concerning our financial performance. The reasons our quarterly results may fluctuate include:

•	variations in profit margins attributable to product mix;

•	changes in the general competitive and economic conditions;

•	delays in, or uneven timing in the delivery of, customer orders; and

•	the introduction of new products by us or our competitors.

Period to period comparisons of such items should not be relied on as indications of future performance.

The registration and sale by our stockholders of a significant number of shares could depress our stock price and encourage short sales by third parties.

Because there is no public market for our stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares pursuant to our Registration Statement on Form SB-2 that was declared effective in January 2007. This could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. If the selling stockholders under such registration statement sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale the offered shares and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

There has, to date, been no active public market for our Common Stock, and there can be no assurance that an active public market will develop or be sustained.

We were only recently incorporated in August 2006 and as of June 15, 2007 had only 3 stockholders and there has never been a trading market in our common stock. We cannot give any assurance that there will ever be a market for our common stock. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results as described in the preceding risk factor;

•	announcements that our revenue or income are below expectations;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock as described in a preceding risk factor;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in stock market prices and volumes generally;

•
concern by potential investors that the large number of shares of common stock which may be sold pursuant to our effective registration statement may have a downward effect upon the market price of the stock as described in a preceding risk factor.

•	the effect of sales pursuant to our Registration Statement on Form SB-2 on the trading volume of our common stock.

Because we are subject to the "penny stock" rules, you may have difficulty in selling our common stock.

If a public market develops for our common stock and if our stock price is less than $5.00 per share, our stock will be subject to the “penny” stock regulation of Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”). Rule 15g-9 of the Exchange Act is commonly referred to as the “penny stock” rule and imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. A penny stock is any equity security with a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 of the Exchange Act provides that any equity security is considered a penny stock unless that security is: registered and traded on a national securities exchange and meets specified criteria set forth by the Securities and Exchange Commission (the “SEC”); authorized for quotation in the National Association of Securities Dealers’ Automated Quotation System; issued by a registered investment company; issued with a price of five dollars or more; or issued by an issuer with net tangible assets in excess of $2,000,000. This rule may affect the ability of broker-dealers to sell the Company’s securities.

For transactions covered by Rule 15g-9, a broker-dealer must furnish to all investors in penny stocks a risk disclosure document, make a special suitability determination of the purchaser, and receive the purchaser’s written agreement to the transaction prior to the sale. In order to approve a person’s account for transactions in penny stocks, the broker-dealer must (i) obtain information concerning the person’s financial situation, investment experience, and investment objectives; (ii) reasonably determine, based on that information that transactions in penny stocks are suitable for the person and that the person has sufficient knowledge and experience in financial matters to reasonably be expected to evaluate the transactions in penny stocks; and (iii) deliver to the person a written statement setting forth the basis on which the broker-dealer made the determination of suitability stating that it is unlawful to effect a transaction in a designated security subject to the provisions of Rule 15g-9(a)(2) unless the broker-dealer has received a written agreement from the person prior to the transaction. Such written statement from the broker-dealer must also set forth, in highlighted format immediately preceding the customer signature line, that the broker-dealer is required to provide the person with the written statement and the person should sign and return the written statement to the broker-dealer only if it accurately reflects the person’s financial situation, investment experience and investment objectives.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the Certificate of Designations relating to the Series A Stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We also are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Because the purchaser of our Series A Stock has a right of first refusal for future offering of our stock, we may have difficulty in raising additional funds if required for our business.

Barron, which purchased its securities in a September 2006 private placement, has the right until September 2008 to participate in any future funding. These provisions may impair our ability raising additional funds during the next two years because it may be difficult for us to obtain financing proposals from third parties if they believe that Barron would likely or possibly match the terms of any offer made to us.

Because the holder of our warrants has cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holder of our warrants has cashless exercise rights, which provide it with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable during the first six months that the warrants are outstanding and thereafter if the underlying shares are subject to an effective registration statement. To the extent that the holder of the warrants exercises this right, we will not receive proceeds from such exercise. Therefore, stockholders could experience substantial dilution of their investment as a result of our issuance of shares of our common stock upon a cashless exercise of warrants.

The issuance and sale of the registered common stock could result in a change of control.

As of June 15, 2007 there were 6,175,000 shares of our common stock outstanding. If we issue all of the 10,024,000 shares issuable upon conversion of our outstanding Series A Stock and exercise all of our outstanding warrants (which number gives effect to an increase of 2,476,000 in the number of shares issuable upon conversion of our outstanding Series A Stock as a result of an adjustment which is required under the terms of our Securities Purchase Agreement with Barron as a result of our failure to achieve certain pre-tax fully diluted earnings per share targets for the three months ended December 31, 2006), the 10,024,000 shares of common stock would constitute approximately 62% of our outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock upon conversion of the Series A Stock or exercise of the warrants pursuant to the anti-dilution and adjustment provisions of the Series A Stock and warrants as a result of a failure to achieve certain pre-tax fully diluted earnings per share targets for the year ending December 31, 2007. No holder of the Series A Stock or warrants may convert such stock or exercise the warrants to the extent that such conversion or exercise would result in beneficial ownership by such holder of more than 4.9% of the then outstanding number of shares of our common stock. However, any successive conversions of Series A Stock and/or exercises of warrants by the holder followed by sales by such holder to third parties of all or a significant percentage of those shares to a person or group could result in a change of control.

Description of Business

We were incorporated in Delaware on August 25, 2006 and engaged in the marketing of clinical diagnostic products for use in disease detection and prevention. Under an exclusive license agreement with Biosafe we sell 5 such diagnostic products (the “Diagnostic Products”) to retail drug stores, retail drug mass merchandisers, and the distributors, marketers, brokers and group buyers who supply medical products to retail drug stores, retail drug mass merchandisers in the United States and to internet-based retail drug companies (the “Market”).

The products we currently license from Biosafe and market are:

•	BIOSAFE Cholesterol Panel including Total Cholesterol, HDL, LDL and Triglycerides;

•	BIOSAFE Anemia Meter, a rapid result quantitative hemoglobin-measuring device;

•	BIOSAFE Prostate Specific Antigen (PSA) test;

•	BIOSAFE Thyroid Stimulating Hormone (TSH) test; and

•	BIOSAFE Hemoglobin A1c (Diabetes) test

Our Diagnostics Products Business

In vitro diagnostic testing is the process of analyzing the components of a wide variety of body fluids outside of the body to identify the presence of markers for diseases or other human health conditions. The human health in vitro diagnostic testing market consists of reference laboratory and hospital laboratory testing, testing in physician offices and the emerging over-the-counter market, in which testing is done at home by the consumer. Traditional laboratory testing for conditions in human subjects requires an individual to visit a lab, clinic, hospital or a doctor’s office where a vial of blood is drawn from a vein. Based upon customer surveys conducted by Biosafe in 2000 and 2001 involving in excess of 100 participants, this form of testing is often inconvenient (involving a significant time commitment) and is often accompanied by severe nervous apprehension, since more people are “afraid” of needles than care to admit it. Consequently, individuals who need testing often avoid it because of the “hassle” and fear factors. We believe that our self-collected at-home tests provide an easy to use and convenient alternative to the traditional laboratory testing method and as such will be readily accepted by consumers.

Our licensor, Biosafe, has been developing and marketing new clinical diagnostic products for more than 10 years. Biosafe’s products, including those that we license the right to market, consist of a blood collection kit that contains everything needed for the consumer to self-collect his or her own blood sample (several drops from a single finger-nick, in contrast to a vial at the laboratory). The specimen is then mailed  to Biosafe’s laboratory for analysis. The results are mailed back to the consumer in a clear and easy-to- read, consumer-friendly laboratory report. The major obstacles of time and inconvenience (and possibly the fear of a venipuncture blood draw) have been removed. Free of location constraints, this consumer-friendly testing method brings with it a new and convenient way to better manage one’s own health.

Biosafe owns and operates its own laboratory, which is certified under the Clinical Laboratory Information Act of 1988 (“CLIA”) and accredited by the College of American Pathologists (“CAP”). CAP accreditation is the highest accreditation available to a clinical laboratory. In addition, there are levels of CAP accreditation. Biosafe has received the highest level of CAP accreditation-Accreditation with Distinction. Biosafe has the capability to process samples from almost anywhere in the world and is centrally located in Chicago, Illinois.

Strategy

Our primary objective is to commercialize at home diagnostic testing products for use by consumers. Our strategies for achieving this objective include the following:

•	To utilize master distributors where ever possible;

•	To market large retail drug chains;

•	To market to mass merchandiser with retail drug divisions; and

•	To license other products for all sources available appropriate to our customers and our markets.

Our Products

Our products specialize in the use of micro-sample blood transportation devices and unique, scientific procedures for the clinical testing of these micro-blood samples. These products are based on tried and true platforms for micro-blood sample technologies that provide accurate and convenient clinical laboratory tests. These platforms allow an individual to safely and conveniently collect, in a non-clinical setting, such as in one’s home or office, a small blood sample (a couple of drops from a finger nick) and send it to a laboratory where tests can be performed under exacting clinical standards. The blood transportation devices (a patented telfa-card and patented plastic collection device) and technologies for the collection, transportation, stabilization and processing of micro-blood samples make it possible to gather and manage bio-medical data on large populations without the impediment of a venous blood draw and a visit to the lab, clinic or physician’s office. There is no difference between the results obtained from our product’s micro-sample analysis and those obtained from a traditional venous blood draw. In fact, the FDA has found our micro-sample analysis to be substantially equivalent to that obtained from a traditional venous blood draw.

As the trend toward health consciousness increases and time constraints grow, it seems that people either do not have time for (or make excuses not to take) routine screening or diagnostic tests. In addition, some tests involve embarrassment or discomfort, so people avoid them. This, coupled with the growing trend toward self-administered at-home tests has resulted in expanding markets for our products.

Our products have been developed as a unique set of blood sample collection kits. Each kit is a complete blood collection “system” designed for a specific test that offers easy and convenient access to accurate and quantitative diagnostic testing for consumer markets. Everything needed to collect the micro-sample specimen is included in each kit. The collection process is quick and virtually painless. Using the included finger lancet, a couple of drops of blood are taken from a nick of the finger, placed in a small, proprietary micro-sample blood collection device and sent postage paid to Biosafe for analysis. A laboratory report is then mailed to the customer, physician and/or the disease management company in an easy-to-understand format. This report provides a numerical (quantitative) test value, not just a simple “yes” or “no” answer, which merely indicates the presence of a condition, not the severity (as the quantitative result does). Since all our tests provide quantitative results, the report can be used to identify and track shifts in the condition over time. This is very significant since comparing the results of an initial test to the results of subsequent tests can determine the degree of effectiveness of treatment or the onset of side effects from drug usage.

Our current products consist of the following:

•
Cholesterol Panel (a lipid profile consisting of total cholesterol, high density cholesterol (“HDL”), low density cholesterol (“LDL”) and triglycerides). This Cholesterol Panel is the first self-collected lipid profile for dried blood sample analysis that satisfies the National Cholesterol Education Program’s rigorous performance standards. It is used in the management and determination of coronary heart disease.

•
Hemoglobin A1c (a test that meets the certification standards of the National Glycohemoglobin Standardization Program). This test is critical for proper blood sugar monitoring and regulation by persons affected with diabetes.

•	Prostate Screen (a test to determine blood levels of prostate specific antigen “PSA”)). This test is used to help determine abnormal prostate conditions, such as prostate cancer.

•	Thyroid Test (a test to determine blood levels of thyroid stimulating hormone (“TSH”)). This test is used to help determine thyroid dysfunction and to successfully manage treatment regimens.

•
Anemia Test (a rapid response test - like a home pregnancy test, the results are available to the user immediately - for low hemoglobin levels). This test is used to monitor and identify the onset or change in hemoglobin levels, which is a common side effect for many disease states including HIV, chronic kidney disease and cancer.

We believe that that our tests provide the following benefits to consumers:

•	Easy and convenient to use
- low cost
- administered in private
- takes only seconds

•	Ease of use leads to the test being taken, as opposed to being avoided.

•
Test results are quantitative, as opposed to qualitative. The significance is that instead of merely indicating the existence of a condition (qualitative result), the quantitative result indicates the severity of the condition.

•	Use leads to early detection of abnormal conditions.

•	Early detection leads to early treatment, which increases the odds for a cure.

•	Changes in the condition and the effectiveness of treatment can be identified and tracked over time by comparing the quantitative test results.

Technology Platforms

The technology for our products was developed by Biosafe which has been engaged since 1994 in developing technologies and products meeting the needs of, originally, their pharmaceutical customer base, and, increasingly, retail market opportunities.

Traditional blood tests have involved a venous blood draw of a vial of the patient’s blood, performed in a physician’s office (often by a nurse or phlebotomist); a hospital setting; or at the drawing station of a traditional laboratory. Often unpleasant and often inconvenient, this process effectively reduces testing compliance when a doctor instructs a patient to make a separate visit to a lab for a test.

 Our tests have been proven to produce equivalent results (via double blind trials and other FDA and CLIA required testing with much smaller blood samples, allowing for, as appropriate, self collection in the home or in a professional setting. The testing with microsamples is possible because of the collection procedure on the one end, the sample transportation and the specialized analysis of the smaller sized samples in the laboratory.

Using proprietary systems, patients provide blood samples consisting of a few drops of blood (from a lancet nick on the finger) on a specially treated paper card. Variations of this system are used for the cholesterol test, the hemoglobin A1c, and the PSA test.

 The patented Enhanced Blood Collection Card used in the cholesterol panel includes a filter card with a Telfa® overlay which evenly distributes a capillary blood drop for accurate total cholesterol, HDL and triglyceride measurement. Dried blood samples have stability of 14 -28 days depending on the storage and the card treatment for a given test.

The cholesterol panel is the first and only self-collected lipid profile for dried blood sample analysis that satisfies the National Cholesterol Education Program (“NCEP”) rigorous performance standards. Proprietary methods to stabilize dried samples to serve as reference materials and standardized calibrators has attracted a positive interest from the Centers for Disease Control, which oversees the NCEP, Cholesterol Reference Method Laboratory Network, and the administration of public health testing initiatives for the World Health Organization (WHO).

Biosafe Enhanced Blood Collection Card

The patented Blood Transport System (“BTS”) is a device for collecting a specific amount of whole blood and combining it with the correct diluent for a given test, again in specific amounts. The diluent stabilizes the critical analyte (PSA or TSH, for example) for transportation, and the diluted whole blood sample is used for analysis in the lab. The BTS has the unique ability to keep blood from clotting during collection and delivery; there is a patent pending on the diluent stabilizing solution for hormones.

The primary significances of the BTS are threefold:

•	Necessity and Versatility of Liquid Blood Transportation Modes - Certain analytes cannot be transported in a dried blood spot form or any other form other than liquid

•
Ease of Use - The easy to use BTS plastic device accurately measures 80 uL of blood (about three drops, again from a finger prick) and the view port changes color to indicate when the correct amount of blood has been drawn.

•
Maintaining Clinical Stability - The BTS preserves a stable specimen as it transported, without any special considerations, other than the leak proof foil pouch noted below, through the standard USPS mail service and between virtually any climate extremes (Alaska to Arizona to the Delta region of the South). Additionally, samples have stability of 21 days.

Blood Transport System

The unique blood collection methods developed by Biosafe are complemented by the packaging in which samples are transported to the Biosafe lab in Chicago, Illinois. The patented solution ensuring sample integrity is the Biological Sample Storage Package - a desiccated foil bag that maintains the quality and stability of the blood sample during delivery to the laboratory and also extends the shelf life of the product when it is maintained in inventory. The kits also include a postage paid first class mailing envelope.

Biosafe Foil Bag

Blood collection and transportation expertise eliminates the need for a phlebotomist and courier and, as such, gives it a unique competitive advantage to all traditional laboratories. A patient/customer no longer has to endure the inconvenient and unpleasant venous blood draw required to obtain an accurate diagnostic result.

The U.S. Post Office and Canada Post have also approved the packaging for blood transport through the mail (leak proof, waterproof, safe from heat and cold, crush proof and unaffected by irradiation).

Biosafe’s laboratory has received the highest certification available from the CAP, as well as a series of other commendations and state certifications (necessary because the sample mail-in process attracts patients from all over the country and certain states require state licensing in order to serve patients from that state).

The scientists at Biosafe have demonstrated their research and development capabilities and ingenuity in modifying standard laboratory assays to work with the small blood samples collected; the results of these modifications have been tested and approved as equally effective in delivering accurate results. The methodology is proprietary in that a Biosafe sample sent to another CLIA or CAP lab whose staff has not been trained with Biosafe’s standard operating procedures will be unable to process the microsample and achieve accurate results.

For example, Biosafe worked with the Nichols Institute, designer of the gold standard of TSH analysis (Nichols Institute Diagnostics Third Generation Chemiluminescence Assay) to modify the process to accommodate a diluted capillary whole blood sample.

For the PSA test, a serum sample is traditionally used, but Biosafe developed (and tested and proved accurate) a modified Hybritech Tandem-MP PSA Assay using capillary whole blood. The Company also developed a dried blood testing process for PSA, validated against the Hybritech method. For the cholesterol (total cholesterol and panel of HDL, LDL and triglycerides), the dried blood tests were validated against the typical serum-based sampling methods. Biosafe’s patent to correct for blood volume in a serum analyte enables accurate measurement of analytes even in a dried blood sample.

    Technology platforms in blood collections, transportation and analysis have simplified the process of conducting diagnostic, screening and monitoring tests by eliminating the venous blood draw and often reducing or eliminating physician appointments.

Since the blood collection methods are all simple for patients to complete on their own, the rapid test platform enables the possibility of at-home, real time tests. Alternatively, the delivery of results in a healthcare setting in real time can aid a physician in getting a treatment plan underway without a wait, or the necessity of a second visit. Many physician specialty practices do not regularly have a phlebotomist in the office, and the self collection approach removes that potential hurdle from point-of-care testing.

The challenge for rapid test technology is for it to deliver the same accuracy level of results as a comparable process in the laboratory. This was achieved this with the Rapid Test product for detection of anemia.

Developed in concert with Johnson & Johnson’s Ortho Biotech subsidiary (but with all intellectual property ownership staying with Biosafe), the test provides quantitative results showing a reading of the proportion of red blood cells in the sample. A similar product is available which provides a qualitative guide (a yes/no as opposed to a numerical reading).

The test instructions are a critical component of all of our tests. It is vitally important that the blood collection and transportation process be executed without error - otherwise the test has no value for anyone concerned. In addition, the FDA is concerned about patients being informed regarding the disease or condition related to the test, and that the results are communicated appropriately and in a way that avoids any adverse events.

A significant amount of study and testing has been devoted to perfecting the instruction set (available in English and Spanish) and, as a result, our products have experienced a very low level (averaging less than 5% per product) of improperly collected samples based on the laboratory processing of such samples by Biosafe. In addition, the FDA collects comments from the public regarding complaints and adverse effects of products it approves. None of Biosafe’s products, include those licensed to us, have ever received an adverse FDA notice.

The kits in our products are simple, with about eight components. All the kits include standard-type components (e.g., plastic bandages, gauze pad, alcohol pad and lancets) as well as a specimen collection device and printed materials. Kits using treated paper for collection will include the paper component (different for each test type) and a foil bag for transportation. Kits using the patented BTS plastic collection device will include a special plastic bag to hold the plastic BTS.

All kits contain a postage paid mailing envelope for shipping the sample to the laboratory, a pre-numbered patient information and consent form, and the “placemat” of clear, step-by-step, easy to follow instructions, specific for each test as needed.

Each of our products includes the lab processing (except for the rapid tests), notification and customer service or follow-up. The patient sample is returned to the CLIA-certified, CAP accredited lab and, following standardized clinical laboratory protocols, processed with state of the art equipment and computer technology. Every test provides quantitative data on a laboratory result report including comparisons to norms and the patient’s prior test results, if any. All the laboratory’s medical technologists are specifically trained in microsample analysis and are directly supervised by the laboratory director.

Reporting of results, tracking of data and patient privacy are critical components of the service model. All kits are bar coded and tracked from manufacture through return of results to the patient and/or doctor. A kit labeling and tracking system ensures that patient data privacy is always maintained and that third parties receiving results, such as healthcare providers, insurance companies, disease managers, etc., are properly authorized to receive that patient’s results.

Biosafe’s proprietary tracking and information management system offers additional features beyond accuracy and sample integrity. The patient results are provided to the patient in customer-friendly, easy to understand language and with exclusive TestTracker charting.

In late 2004, a simpler, less expensive, readily customizable patient authorization form was developed. This new customized form allows us to offer/accomplish the following:

• Incorporation of a customer’s logo (retail store) on the form
• Customized messages to patients
• Automated linkage to customized patient letters introducing the customer, the program process and/or the Biosafe test
• Automated individual patient shipments using the patient demographics as a “see thru” address on the form
• Highly tailored linkage of the compliance results to doctors, sales representatives, specific customer territories, etc.

Under our license agreement with Biosafe, customer service is provided through their team of customer service representatives supported by medical professionals. They are available on call during business hours to answer questions about how to use the kits, the printed instructions, and the patient results reports. If there is an extremely abnormal test result the customer service representative will contact the patient directly to explain the test result in person.

Competition

Competition in the human medical diagnostics industry is significant. Our competitors range from development stage diagnostics companies to major domestic and international pharmaceutical and biotechnology companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than we do. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. The diagnostics industry continues to experience significant consolidation in which many of the large domestic and international healthcare companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. However, competition in diagnostic medicine is highly fragmented, with no company holding a dominant position in autoimmune or vascular diseases. There can be no assurance that new, superior technologies will not be introduced that could be directly competitive with or superior to our technologies.

Our competitors include Bayer Corporation, Flexsite Diagnostics, Inc. and AccuTech, LLC. We compete against these companies on the basis of product performance, customer service, and to a smaller extent, price.

Markets for our products

We currently have plans to market and distribute only proprietary medical diagnostic products developed and licensed to us by Biosafe. Our licensed markets are the retail drug outlets in the United States and internet based retail drug companies. The core technology in our products involves an integrated set of patented blood collection, transportation and diagnostic platforms which together provide an individual with a highly accurate diagnostic test result through the use of microsamples that can be easily self-collected outside a clinical environment and analyzed without the use of specialized equipment.

Beginning in 2004, Biosafe products have been used in specialty programs by certain drug stores in limited purpose consignment projects. Lab123 will bring these products to retail drug outlets for the first time in traditional, on the shelf, marketing programs. Biosafe has also sold products on a limited basis over the internet since 2001.

Our products are FDA cleared and/or CLIA validated diagnostic tests. Our products test for conditions such as thyroid activity (TSH), anemia (Hb), cholesterol concerns (full lipid profile), diabetes monitoring (HbA1c), and prostate screens (PSA) and are sufficiently unique that they are currently for sale in retail chains such as Albertson’s, CVS and Walgreens and on the internet at Amazon.com and Drugstore.com.

Our licensed technology provides our retail drug company customers with several distinct competitive advantages.

•  Virtually every major diagnostic laboratory continues to base its business model on the assumption that the testing process begins with three vials of blood obtained in the offices of its customer base: doctors and clinics. Our products, however, totally disrupt this model by empowering the major distributors/retailers to bypass the clinic and go direct-to-the-consumer with a wide range of well understood and widely accepted diagnostics. (Our licensor and laboratory operator, Biosafe, retains a contract staff of medical technicians who contact anyone with “out of range” results to be sure those patients are specifically urged to seek counsel from their healthcare professionals.)

•  Some of our diagnostic products were originally created through the funding and support of world class research laboratories and pharmaceutical companies. As part of our license for these products, we have obtained the ability to utilize all the intellectual property associated with its technology platforms and products.

•  The technology on which our products are based is in a broad platform form from which additional tests might be quickly derived. For example, an entire new platform of rapid diagnostics leveraging the technology behind our recently FDA certified anemia test may now be feasible.

•  The accuracy and ease of availability of our diagnostic systems greatly increases the addressable market for each test. It is now possible to service difficult to reach populations and to significantly improve compliance rates within existing ones. The reason is that no lab visit is required and collection of small blood samples (a finger nick as opposed to a venous draw of a vial of blood) is done at home or point-of-care. Sample kits can thus be mailed to anyone, anywhere with results are either learned at that time or within, on average, two days of receipt by our licensed lab. Results from rapid tests are available within minutes.

•  The retail cost of our tests is, in most cases, less than half the amount charged by traditional laboratories and the opportunity cost of the hassle and expense of missing work just for a blood draw is eliminated.

Presently, there are more than 50,000 retail drug outlets in the United States.

Warranties

We will offer warranty coverage for all of our products, although we do not have a standard warranty program. The terms and conditions of our warranty coverage depend on our purchase orders with customers. Generally, we guarantee our customers' satisfaction with our products. If a customer has a complaint about a product, we will replace it. We may also refund the purchase price regardless of where the product was purchased.

Our License Agreement with Biosafe

On September 7, 2006, we entered into a distributor and license agreement with our principal supplier Biosafe for five diagnostic products (which are identified under the caption “Our Products” above) and the performance of Biosafe of services relating to four of such products. The agreement grants to us the territorial exclusive right to distribute and sell the products to the Market. The Market means retail drug stores, retail drug mass merchandisers, and the distributors, marketers, brokers and group buyers who supply medical products to retail drug stores and retail drug mass merchandisers in the United States and internet-based retail drug companies, wherever they are located. To retain exclusivity we are required to sell and collect payment on 250,000 units of the licensed products by December 31, 2007 and 300,000 units each calendar year thereafter. If we fail to achieve the minimum for any period, Biosafe can convert the foregoing license to a non-exclusive license.

The license agreement, also grants us a non-exclusive, non-transferable and non-assignable intellectual property license to use Biosafe’s patents, trademarks and technology rights relating to the licensed products and the processing and reporting of laboratory analyses of samples collected using the products.

The term of the license is 25 years.

  As part of our license, Biosafe is obligated throughout the entire term of the license agreement to manufacture the products and provide laboratory testing services for the products for us based in each case on a cost plus 20% formula. We have the option of manufacturing the products ourselves and/or opening a clinical laboratory to process the test results. Whether we do so or not, the license agreement provides that we are required to pay to Biosafe an 8% royalty on our collections of sales of licensed products (the gross sales amount received less freight, taxes and returns borne by us). Biosafe has agreed to waive all royalties payable to them on our product sales from the commencement of the license through December 2012 on the condition that we purchase our entire supply of such products from Biosafe and not outsource the production of such products or produce such products internally. Under the license agreement we also must conform to all packaging and manufacturing requirements imposed on Biosafe or any other manufacturer by the FDA or other regulatory body. To date Biosafe has been our sole supplier.

To acquire the license to the five products, we were required to pay to Biosafe a one time fee of $1,000,000 in cash and issue to Biosafe 6,050,000 shares of our common stock.. We have the right, but not the obligation, to acquire an exclusive license to distribute new products developed by Biosafe throughout the term of the license at an agreed upon price up to but not more than $1,000,000 per product plus royalties (to the extent not waived).

Under our license, Biosafe must maintain and fulfill all regulatory requirements appropriate to the products. This includes manufacturing under Good Manufacturing Practices, as modified, updated or changed. The laboratory where our samples are processed must be CLIA certified or accredited by the College of American Pathology. Presently, Biosafe’s laboratory is both CLIA certified and CAP accredited.

  Biosafe must maintain all FDA clearances or other approvals as may be required for the products to be legally sold in the United State. Presently, all products meet these requirements.

Patents, Trade Secrets and Trademarks

Under our license agreement with Biosafe, we have been granted a non-exclusive, non-transferable and non-assignable license to use without additional cost all of Biosafe’s patents and trademarks relating to the products we license from Biosafe. Biosafe has the obligation to maintain these patents and trademarks. We do not acquire any ownership rights in the patents or trademarks Biosafe has associated with the products but we may repackage the products using a trademark of our selection and design.

We do not own any intellectual property rights. Set forth below is information on the patents Biosafe licenses to us under the license agreement:

Biosafe Patents Issued:

•  Method for Correcting for Blood Volume in a Serum Analyte Determination (#6,040,135 expires March 20, 2017;6,187,531 expires February 12, 2018)

This patented process is the mathematical conversion from blood to serum based upon the red cell mass. It is the means by which the results of the test can be interpreted.

•  Biological Sample Storage Package and Method for Making Same (#6,176,371 expires January 22, 2018)

This is a desiccated foil bag that maintains the quality and stability of the blood sample during delivery to the laboratory and also extends the shelf life of the product when it is maintained in inventory.

•  Whole Blood Collection Device and Method (#6,406,919 expires June 17, 2010; 6,673,627 expires January 5, 2021)

A blood transport system and coating solution which keeps blood from clotting during the collection and delivery processes.

•  A Method for Stabilizing Amino Transferase Activity in a Biological Fluid (#6,465,202 expires October 14, 2019)

This is a test that measures liver enzymes to test liver function and detect early complications of liver damage due to adverse effects of therapeutic drugs.

•  Device for Collecting and Drying a Body Fluid (#6,524,533 expires February 24, 2020)

This device, which is used in conjunction with the liver enzyme test, collects and separates whole blood and dries the serum.

• Anemia Meter (#7,115,421 expires October 2, 2023) An immediate response device for qualitative and quantitative anemia testing.

Biosafe Patents Pending:

• Body Fluid Collection Device (10/135,654, filed April 30, 2002)
This is a method to enhance the filter paper onto which the blood sample is deposited. A spreading layer is placed on the filter paper which helps maintain a consistent flow of blood across surface of the filter paper. The even distribution of the blood improves the precision and accuracy of the test results and prevents rejection of the test due to poor sample quality.

Patent applications in the United States are maintained in secrecy until patents are issued. There can be no assurance that any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology.

Where appropriate, Biosafe intends to obtain patent protection for its products and processes. Biosafe also relies on trade secrets and proprietary know-how in its manufacturing processes. We will require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with us. Each agreement will provide that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not be disclosed to third parties except in specified circumstances. In the case of employees, the agreements will provide that all inventions conceived of by an employee shall be the exclusive property of the Company.

Regulation

The testing, manufacturing and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices, which includes diagnostic products. We are limited in our ability to commence marketing or selling diagnostic products in the United States until clearance is received from the FDA. In addition, various foreign countries in which our products may be sold impose local regulatory requirements. The preparation and filing of documentation for FDA and foreign regulatory review can be a lengthy, expensive and uncertain process. Biosafe bears the risks of costs associated with regulatory requirements.

In the United States, medical devices are classified by the FDA into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to ensure their safety and effectiveness in a reasonable manner. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to QSR requirements). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices). All of the current products and products under development are or are expected to be classified as Class II devices.

Before a new device can be introduced in the market FDA clearance or approval must be obtained through either clearance of a 510(k) pre-market notification or approval of a pre market approval (“PMA”) application, which is a more extensive and costly application. All of our products have been cleared using a 510(k) application and we expect that most future products will also qualify for clearance using a 510(k) application (as described in Section 510(k) of the Medical Device Amendments to the Food, Drug & Cosmetic Act of 1938).

It generally takes up to 90 days from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors.”

Our customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Information Act of 1988, or CLIA. The CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: “waived,” “moderately complex” and “highly complex.”  Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the “Centers for Medicare and Medicaid Services” (“CMS”), formerly the United States Health Care Financing Administration. There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have an adverse impact on the potential market for our future products.

We are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

Customers

From our inception to December 31, 2006 sales to Supervalu, Inc. (formerly, Albertsons) constituted more than 10% of our sales during such period. . While we may continue to rely on larger customers, these significant customers will probably be different customers from period to period.

Employees

As of June 15, 2007, we had one full time employee, our Executive Vice President, Ernest Azua. Mr. Azua is conducting a search to hire a Chief Executive Officer. During the next twelve months the Company plans to hire at least three additional new employees, including a Chief Financial Officer, a sales executive and an administrative assistant, and depending on future strategies, sales successes and any other employee intensive strategies, it is possible that the Company may need to hire or retain additional employees or consultants.

Item 2. Properties.

We do not own any real estate or office equipment. Our headquarters are located temporarily in an office provided to the Company by Biosafe at 100 Field Drive, Suite 240, Lake Forest, Illinois 60045. The Company does not pay rent to Biosafe for such space, but since October the Company has been paying to Biosafe under an oral agreement which is subject to termination by either party at any time, $15,000 per month for office space, management services, insurance and utilities. This arrangement is intended to be temporary until the Company locates its permanent office location within the next six months.

Item 3. Legal Proceedings.

No legal proceedings to which we are a party or to which any of our property is the subject are pending, or to our knowledge, threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities.

There is no market for our common stock.

As of June 15, 2007, we had two record holders of our common stock.

We have not paid dividends on our common stock, and the terms of Certificate of Designations relating to the creation of the Series A Stock prohibit us from paying dividends. We plan to retain future earnings, if any, for use in our business. We do not anticipate paying dividends on our common stock in the foreseeable future.

As of June 15, 2007, there were reserved for issuance a total of 7,548,000 shares, of which 3,774,000 were issuable upon conversion of the Series A Stock and 3,774,000 shares were reserved for issuance upon exercise of the warrants. No shares are available for sale pursuant to Rule 144 as of the date of this Report.

Issuances of Securities Without Registration Since Our Inception

On August 30, 2006, we issued 1,500,000 shares of common stock to Michael Sosnowik, our former Chief Executive Officer, under an employment agreement with Mr. Sosnowik. Under an agreement dated December 28, 2006 between Mr. Sosnowik and us, Mr. Sosnowik returned all of such shares to us and renounced any interest in such shares.

Pursuant to a Distributor and License Agreement entered into on September 7, 2006 we issued 6,050,000 shares of common stock to Biosafe, as partial consideration of a grant to us of an exclusive license to sell the Diagnostic Products in the Market.

On September 6, 2006, we issued to Barron for a total purchase price of $2 million, 3,774,000 shares of our Series A Stock, five year warrants to purchase an aggregate of 1,887,000 shares of our common stock at an exercise price of $.80 per share and five year warrants to purchase an aggregate of 1,887,000 shares of our common stock at an exercise price of $1.10 per share. The Series A Stock is convertible into 6,250,000 shares of common stock (which number gives effect an increase of 2,476,000 in the number of shares issuable upon conversion of our outstanding Series A Stock as a result of an adjustment which is required under the terms of our Securities Purchase Agreement with Barron as a result of our failure to achieve certain pre-tax fully diluted earnings per share targets for the three months ended December 31, 2006). The warrants and Series A Stock are all currently exercisable and convertible in full. The Series A Stock has a liquidation value of $2,000,000.

In the second quarter of 2007, the Company verbally agreed to cease its business partnership with Barron. The Company is currently in negotiations and plans to close on this arrangement on or around June 30, 2007. However, there can be no assurance that the Company will be successful in completing this transaction.

On September 6, 2006 we issued to Leonardo and Kathleen Zangani an aggregate of 125,000 shares of our common stock for services in connection with the formation of our company.

In connection with all of these transactions, the Company relied upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder as each of the purchasers was an “accredited investor” as defined in Rule 501(a) of Regulation D. There were no placement agents or underwriters in any of the foregoing transactions.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Transfer Agent

The Company currently acts as its own transfer agent, but plans to engage a transfer agent when, and if, a trading market for its common stock develops.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following should be read in conjunction with our audited financial statements and related notes included elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Please see the Introductory Statement preceding Part I for further information relating to such forward looking statements.

Plan of Operation

As of December 31, 2006, the Company’s net cash available was approximately $409,257. The Company does not have any plans for capital expenditure or research and development projects that would cumulatively exceed $100,000 within the next twelve months. The Company also does not have, nor does it plan to have, any significant debt or off balance commitments that could consume material amounts of cash during the next twelve months.

During the next twelve months the Company plans to fill at least four new positions, including a Chief Executive Officer (“CEO”) a Chief Financial Officer, a sales executive and an administrative assistant, and depending on future strategies, sales successes and any other employee intensive strategies, it is possible that the Company may need to hire or retain additional employees or consultants.

One of the Company’s current strategies is to concentrate on developing relationships with customers that offer the best combination of profitability and payment terms. Management believes that with this strategy and its relatively conservative plan for future general cash commitments, cash resources and cash flows for the next twelve months will be sufficient to adequately sustain operations. However, such strategy and plans are dependent on (1) the Company’s ability to recruit and retain a sales focused CEO and (2) the timeliness of the hiring of the CEO.

While acquisitions may be considered during the next twelve months, the primary focus of the Company will be to develop or acquire new products that can be sold via a sales representative or contractual joint venture. A purchase of an additional product line in the next year is possible, but not likely.

The Company does not expect to incur significant charges from research and development in the near term.

During the fourth quarter of 2006 the Company established contact with new large retailing organizations to whom we have provided samples of our test kits and started exploratory conversations about possible sales opportunities. While we do not know the scope of any opportunity, we have found these retailers quite interested and we expect to strengthen these relationships during 2007. However there is no assurance that these opportunities will generate substantial sales in the near term.

The Company also has taken some initial steps to identify and interview possible sales representatives and accounting staff to act upon when the need is clearer.

Results of Operations

The Company was formed on August 25, 2006. The Company’s net loss from inception through December 31, 2006 was $122,302 and included operational and formational expenses. The formation expenses as well as professional fees incurred from inception aggregated approximately $140,000.

We generated $255,857 in revenues from inception to December 31, 2006, with a gross margin of $98,803. We had an accumulated loss of $122,302 from inception to December 31, 2006 and as of December 31, 2006 have a working capital position of $785,838 which we believe will be sufficient to sustain our operations for the fiscal year ending December 31, 2007 depending on sales. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. If necessary, we expect that we will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance that additional funding will be available to the extent required to address particular needs.

Our license for the retail marketing rights of five products from Biosafe Medical Technologies, Inc., required us to pay a $1,000,000 initial cash payment. This payment was the main cash outflow for during 2006. Our only other large expenditure during the period ended December 31, 2006 was a 50% deposit for the purchase of 100,000 Anemia Meters from Biosafe Laboratories, Inc. for $300,000. The balance sheet includes accounts receivable of $204,608 of which $189,605 was from one customer and of which $173,103 was collected in February 2007.

Liquidity and Capital Resources

We believe that our primary sources of liquidity are cash flows from operations and existing cash. We intend to use our available funds as working capital and to develop our current lines of business. We anticipate that cash flow provided by operating activities will provide the necessary funds on a short - and long-term basis to meet our operating cash requirements. In the event that we do not generate sufficient cash from operations to meet our operating requirements our management expects that we will be able to obtain additional funds by equity financing and/or related party advances, although no assurance can be given that any such financing will be available on terms acceptable to us or at all.

Except as noted above, as of December 31, 2006:

•
There are not any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, its net sales, revenues or income from continuing operations.

•	The Company has not incurred any material commitments for capital expenditures.

•	Other than the Company’s formation, registration and compensation expenses, the Company has not experienced any significant elements of income or loss that do not arise from its continuing operations.

•	A Method for Stabilizing Amino Transferase Activity in a Biological Fluid (#6,465,202 expires October 14, 2019)

Off Balance Sheet Arrangements

The Company is not party to nor has it any plans to become a party to any off balance sheet arrangements.

Our Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if: 1) it requires assumptions to be made that were uncertain at the time the estimate was made; and 2) changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. The following critical accounting policies are not intended to be a comprehensive list of all the Company’s accounting polices or estimates.

Revenue Recognition - Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonable assured, and the delivery and acceptance of the product has occurred. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine the appropriate revenue recognition. Due to limited commercial sales history, the Company’s ability to evaluate the collectibility of customer accounts requires significant judgment. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. Consignment sales or “pay-on-scan” sales are recorded as revenue when the sale at the retail store level has occurred. If a sale occurs that has a right-of-return, a reserve for returns will be created using Company and industry experience as to rates of return. Service revenue is recognized in the period in which the service was performed.

Accounts Receivable - We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by analyzing certain aged receivable categories. At December 31, 2006, our allowance for doubtful accounts was $15,000.

Inventory - We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $33,487 at December 31, 2006 are net of reserves of $72,972. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets - Statement of Financial Accounting Standards (“SFAS”), No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. LAB123 accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. LAB123’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect it. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, LAB123 compared the sum of an undiscounted cash flow projections (gross margin dollars from product sales) of the License Agreement to the carrying value of that Agreement. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the year ended December 31, 2006.

Deferred Tax Assets - We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”(“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive evidence, we recorded a full valuation allowance. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

Accounting for Preferred Stock and Related Warrants - The Series A Stock will be accounted for in accordance with Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". Upon issuance of the Series A Stock the Company recognized an effective beneficial conversion feature of approximately $524,000 based upon the relative fair values of the underlying securities issued. This beneficial conversion feature will be recorded as a deemed preferred stock dividend. Fair value is determined using the Black-Scholes option valuation model. Key assumptions used in the model include stock price, applicable volatility rates, remaining contractual life and period close risk free interest rate.

The warrants and conversion option will be accounted for under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). The warrants and conversion option were not deemed to be a derivative liability in accordance with SFAS No. 133 (par 1la) as the contracts were indexed to the Company's own stock and qualified as equity in the balance sheet.

Contingencies - We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue with the assistance of legal counsel. As of December 31, 2006, there is no reserve, however, this may change in the future.

Inflation - Inflation should not have a significant impact on our operating results.

Recent Accounting Pronouncements

In June 2006,  the Financial Accounting Standards Board (the “FASB”)  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This interpretation  requires  that the Company recognize  in its financial  statements,  the impact of a tax  position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year and are to be applied to all open tax years as of the date of effectiveness with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is in the process of evaluating the impact of the application of FIN 48 to its financial statements and is currently not yet in a position to determine such effects.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position, results of operations and cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

Recent Financing

On September 6, 2006 we entered into agreements with Barron Partners, L.P., a New York based private partnership (“Barron”), which is an accredited investor, regarding a $2 million private placement equity financing of the Company. The financing consisted of the sale to Barron of 3,774,000 shares of our Series A Stock. Each share of preferred stock is convertible initially into one share of the Company’s common stock. In addition, we issued warrants to Barron to acquire up to an additional 3,774,000 shares of our common stock, of which 1,887,000 are exercisable at $0.80 per share and 1,877,000 are exercisable at $1.10 per share. The warrants are exercisable for five years from the date of issuance, which was September 6, 2006.

The exercise prices of the warrants, and the conversion rate, are subject to adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

The conversion right as contained in the preferred stock certificate of designations and the exercise rights contained in the warrants provide that a holder will not convert an amount of preferred stock or exercise warrants to the extent that the number of shares held by the holder, when added to the number of shares of common stock beneficially owned by such holder or issuable if the holder exercised one or more of its warrants immediately prior to conversion, would exceed 4.9% of the Company’s issued and outstanding common stock.

The transaction with Barron also included a Registration Rights Agreement in which the Company agreed to file a registration statement on Form SB-2 covering the shares of common stock issuable upon the exercise of the warrants and the conversion of the preferred stock. Such registration statement was declared effective by the SEC on January 10, 2007.

The Company has used some of the proceeds and plans to use the remaining net proceeds, of the financing, for key strategic initiatives, working capital and other general corporate purposes.

As part of the September 6, 2006 private placement the Company granted to Barron the right for a two year period ending September 6, 2008 to participate in any subsequent equity financings by the Company on a pro rata basis on the same terms and conditions as offered by the Company to other investors.

The agreements with Barron state that if the Company’s earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ending December 31, 2006 and the fiscal year ending December 31, 2007 are less than certain targeted amounts, then the conversion rate of the preferred stock and the exercise price of the warrants issued to Barron shall be reduced in accordance with certain formulas. We failed to meet these earnings requirements and, accordingly, Barron will be entitled to receive approximately 2,476,000 additional shares of our common stock upon conversion of all of the Series A Stock it holds. In addition, the exercise prices of all of the warrants held by Barron will be reduced by 40%.

The Company has agreed to ensure that a majority of the compensation and audit committees of the Board of Directors of the Company are qualified independent directors within 30 days after September 6, 2006. If the Board fails to meet either of such majority committee requirements, then the Company is obligated to pay to Barron liquidated damages at the rate of $36,667 per month for each month during which this requirement has not been met. As of May 16, 2007 we have met this requirement.

In the second quarter of 2007, the Company reached a verbal agreement to redeem the  Series A  Stock and related Warrants from Barron for $2,000,000. The Company expects to complete this transaction on or around June 30, 2007.

Going Concern

These Company’s financial statements as of December 31, 2006 and for the period from August 25, 2006 (Inception) to December 31, 2006 have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies the Company will continue to meets its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has accumulated losses of $122,302 since inception and may not have sufficient working capital to sustain its operations for the next fiscal year. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain additional necessary equity financing to continue operations, and the attainment of profitable operations. Management has plans in place to address this concern and expects that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there can be no assurance that the Company can continue to raise additional funds on terms that are acceptable or available at all. The inability to raise necessary funds can have a material adverse effect on the Company's financial position, results of operations and cash flows.

Item 7.  Financial Statements.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lab123, Inc.
Lake Forest, Illinois

We have audited the accompanying balance sheet of Lab123, Inc., (a development stage company) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from August 25, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lab123, Inc., (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the period from August 25, 2006 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss, is in the development stage, and has limited operations and revenues generated to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP

New York, New York
June 13, 2007

Lab123, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2006

ASSETS

Current Assets
Cash	$409,257
Accounts receivable, net of allowance for doubtful accounts of $15,000	189,608
Inventory, net of inventory reserve of $72,972	33,487
Inventory deposit with Biosafe - related party	300,000
Total Current Assets	932,352

Property and Equipment, net of accumulated depreciation of $136	2,312
License Agreement, net of accumulated amortization of $25,000	975,000
TOTAL ASSETS	$1,909,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$103,032
Accrued expenses	6,111
Due to BioSafe - related party	37,371
Total Current Liabilities	146,514

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock - $0.001 par value; 6,000,000 authorized;
3,774,000 issued and outstanding. (Liquidation preference $2,000,000)	3,774
Common Stock - $0.001 par value; 21,000,000 shares authorized;
6,175,000 shares issued and outstanding	6,175
Additional paid-in capital	2,400,003
Deficit accumulated during the development stage	(646,802)
TOTAL STOCKHOLDER'S EQUITY	1,763,150

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,909,664

The accompanying notes are an integral part of these financial statements.

Lab123, Inc.
(A Development Stage Company)
Statement of Operations
For the Period August 25, 2006 (Date of Inception) to December 31, 2006

REVENUE, NET	$255,857
COST OF GOODS SOLD	157,054
GROSS PROFIT	98,803

OPERATING EXPENSES:
Compensation	78,427
Professional fees	52,315
Administrative fee - related party	57,372
Other administrative costs	17,855
Bad debt expense	15,000
Depreciation	136
Total Operating Expenses	221,105

Loss Before Provision for Income Taxes	(122,302)

Provision for Income Taxes	-
NET LOSS	(122,302)

Deemed dividend on preferred stock	(524,500)
Net Loss applicable to common stockholders	$(646,802)

Net Loss per Common Share:
(Basic and Diluted)	$(0.02)
Net Loss Available to Common Stockholders’ per Common Share:
(Basic and Diluted)	$(0.09)

Weighted average common shares outstanding
(Basic and Diluted)	6,955,078

The accompanying notes are an integral part of these financial statements.

Lab123, Inc.
(A Development Stage Company)
Statement of  Stockholders’ Equity
For the Period August 25, 2006 (Date of Inception) to December 31, 2006

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid - in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Issuance of shares under employment agreement (August 30, 2006, $0.36)	—	$—	1,500,000	$1,500	$106,500	$—	$108,000
Issuance of preferred stock and warrants under private placement (September 6, 2006)	3,774,000	3,774	—	—	1,881,678	—	1,885,452
Deemed dividend of beneficial conversion feature for preferred stock sold under private placement. (September 6, 2006)	—	—	—	—	524,500	(524,500)	—
Issuance of common stock for services provided to principals of an advisory firm as part of the private placement. (September 6, 2006, $0.53)	—	—	125,000	125	(125)	—	—
Issuance of common stock to BioSafe for license agreement (September 6, 2006)	—	—	6,050,000	6,050	(6,050)	—	—
Return of shares under employment agreement (December 31, 2006, $0.36)	—	—	(1,500,000)	(1,500)	(106,500)	—	(108,000)
Net Loss						(122,302)	(122,302)

Balance at December 31, 2006	3,774,000	$3,774	6,175,000	$6,175	$2,400,003	$(646,802)	$1,763,150

The accompanying notes are an integral part of these financial statements.

Lab123, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Period August 25, 2006 (Date of Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(122,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136
Amortization of license agreement	25,000
Reserve for inventory	72,972
Bad debt	15,000
Changes in operating assets and liabilities
Accounts receivable	(204,608)
Inventory	(106,459)
Inventory deposit Biosafe - related party	(300,000)
Accounts payable	103,032
Accrued expenses	6,111
Due to BioSafe - related party	37,371
Net cash used in operating activities	(473,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license from Biosafe - related party	(1,000,000)
Purchase of equipment	(2,448)
Net cash used in investing activities	(1,002,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Series A Convertible Preferred Stock	1,885,452
Net cash provided by financing activities	1,885,452

NET INCREASE IN CASH	409,257
CASH AT AUGUST 25, 2006 (Date of Inception)	-
CASH AT DECEMBER 31, 2006	$409,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$—
Cash paid for Income Taxes	$—

The accompanying notes are an integral part of these financial statements.

Lab123, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Lab123, Inc. (a development stage company) (“Lab123” or the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises and was incorporated in Delaware on August 25, 2006. Lab123 is a marketing, distributing and manufacturing company whose objective is to license, broker or acquire retail medical diagnostic products and services to sell into retail drug stores and chains in the United States and to internet drug retailers. As of December 31, 2006, the Company has commenced operations and will continue to report as a development stage company until significant revenues are generated. The corporate office is located in Lake Forest, Illinois.

All activity through December 31, 2006 relates to the Company’s formation, the progress towards the completion of the private placement described below and the initial commencement of operations beginning approximately October 1, 2006. The Company has selected December 31, 2006 as its fiscal year-end.

NOTE 2 - Liquidity and Financial Condition

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies the Company will continue to meets its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has accumulated losses of $122,302 since inception and may not have sufficient working capital to sustain its operations for the next fiscal year. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As described more fully in Note 3, on September 6, 2006 the Company entered into a convertible preferred stock purchase agreement with Barron Partners for a total of $2,000,000. These proceeds have been and will be used primarily to fund the Company’s working capital needs, pay the expenses associated with the formation of Company and partially fund the license as further discussed in Note 8, the Company has obtained for certain retail medical diagnostic products to sell into the retail drug stores and chains the United States and internet drug retailers.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain additional necessary equity financing to continue operations, and the attainment of profitable operations. Management is continuously exploring opportunities to increase revenues in new business areas. Management has plans in place to address this concern and expects that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there can be no assurance that the Company can continue to raise additional funds on terms that are acceptable or available at all. The inability to raise necessary funds can have a material adverse effect on the Company's financial position, results of operations and cash flows. Management believes it has sufficient liquidity available to operate through at least December 31, 2007.

NOTE 3 - Barron Private Placement

On September 6, 2006 the Company entered into a convertible preferred stock purchase agreement with Barron Partners (“Barron”) to issue 3,774,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) at $0.53 per share, for a total of $2,000,000. One share of Series A Preferred is initially convertible into one share of Common Stock at any time, except that at no time may Barron own any more than 4.9% of the Company’s issued and outstanding common stock. In addition, Barron received warrants to purchase 3,774,000 shares of common stock (“Warrant”). The Warrants entitle the holder to purchase from the Company an equal number of common stock at an exercise price per share of $0.80 for 1,887,000 shares and $1.10 for the remaining 1,887,000 shares. The warrants are exercisable immediately and shall expire five years from the purchase date; the warrants carry a cashless exercise provision. Barron Partners was required to be reimbursed $85,000 to cover its due diligence and transaction costs and as of December 31, 2006, the balance is included as part of accounts payable.

Pursuant to the terms of the agreement, from September 6, 2006, the purchase date, until the expiration of 48 months after the Closing Date or until Barron owns less than 5% of their Series A Preferred, whichever occurs first, if the Company closes on the sale of a note or notes, shares of common stock, or shares of any class of Preferred Stock at a price per share of common stock, or with a conversion right to acquire common stock at a price per share of common stock, that is less than the conversion value the Company shall make a post-purchase adjustment in the conversion value so that the conversion value is reduced to price per share of common stock or conversion price of the securities sold.

Conversion price adjustment based on 2006 and 2007 earnings per share:

In the event the Company earns between $0.0306 and $0.0187 (40% Decline) per share (where such earnings in this computation shall always be defined as earnings on a pre tax fully diluted basis for the period from August 25, 2006 (Date of Inception) to December 31, 2006 from continuing operations before any non-recurring items), the then current conversion value at the time the 2006 Audited Financials are filed with the SEC shall be decreased proportionally by 0% if the earnings are $0.0306 per share or greater and by 40% if the earnings are $0.0187 per share or less.

In the event the Company earns between $0.19 and $0.1446 (25% Decline) per share (where such earnings in the computation shall always be defined as earnings on a pre tax fully diluted basis for the year ended December 31, 2007 from continuing operations before any non-recurring items), the then current conversion value at the time the 2007 Audited Financials are filed with the SEC shall be decreased proportionally by 0% if the earnings are $0.19 per share or greater and by 25% if the earnings are $0.1446 per share or less.

The stock purchase agreement also contains certain covenants including:

•
For five years after Closing the Company shall not to enter into any new borrowings of more than twice as much as the sum of the EBITDA from recurring operations over the past four quarters without Barron’s consent.

•	A majority of the Board of Directors must qualified independent members.

•	In any future stock issuance, Barron has the right to purchase issued shares sufficient to prevent dilution.

The Series A Preferred will be accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Upon issuance of the Series A Preferred the Company recognized an effective beneficial conversion feature of approximately $524,000 based upon the relative fair values of the underlying securities issued. This beneficial conversion feature will be recorded as a deemed preferred stock dividend.

The warrants and conversion option will be accounted for under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). The warrants and conversion option were not deemed to be a derivative liability in accordance with SFAS No. 133 (par 11a) as the contracts were indexed to the Company’s own stock and qualified as equity in the balance sheet.

On September 6, 2006 The Company entered into a registration rights agreement with Barron whereby the Company is required to file a registration statement with the SEC, to register the resale of the shares of common stock that the Company will issue upon conversion of the convertible preferred stock and exercise of warrants issued to Barron.

The Company was required to use its best efforts to cause the registration statement to be declared effective within 120 days of the closing date and obtained an effective registration statement on January 10, 2007.

Under the liquidated damages provision, if the Company fails to meet the effectiveness deadline for the registration statement, the Company shall issue to Barron 2,491 additional shares of the Series A Preferred to Barron as liquidated damages for each day that the registration is not effective after the deadline until September 6, 2008. The obligations of the Company under the registration rights agreement terminate if and when Barron no longer holds more than 5% of its shares of registrable securities.

The Company has also granted to each of the other potential selling stockholders noted below, “piggyback” registration rights to include shares of common stock they own in the registration statement.

The shareholders granted registration rights and the total number of shares beneficially owned by each of them are: Barron (7,548,000), Biosafe (6,050,000) and the principals of an advisory firm (125,000).

The Company adopted the guidance of EITF 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” View C, in analyzing the fair value of the registration rights as a derivative liability. The analyses and valuation of the registration rights considers the potential magnitude of such liquidating damages and the probability of this liability occurring as part of the assumption used in the valuation methodology. The Company has not yet adopted Financial Accounting Standards Board Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" and does not expect the adoption to have an impact on the Company’s financial position, results of operations or cash flows (See Note 4).

The Company is required to provide for a net share settlement of the liquidated damages provision, there are sufficient authorized and unissued shares for the maximum amount issuable and under no circumstances does the agreement provide for an alternative net cash settlement of the liquidated damages.

As of September 6, 2006, the Company determined that there were no indications that it would not obtain an effective registration statement and therefore determined the provision for liquidated damages to be deminimus.

Subsequent to December 31, 2006, the Company determined under the terms of the agreement that earnings per share for the period from August 25, 2006 (Date of Inception) to December 31, 2006 were less than the $0.0187 and, accordingly, reduced the conversion price of the Series A Preferred by 40% from $0.53 to $0.32. The Company will recognize an additional deemed dividend for the conversion price reduction of approximately $788,000 during the second quarter ended June 30, 2007. The Company will not recognize an additional charge for the reduction of the 3,774,000 warrants from $0.80 to $0.48 for 1,887,000 shares and from $1.10 to $0.66 for the remaining 1,887,000 shares during the second quarter ended June 30, 2007.

In the second quarter of 2007, the Company verbally agreed to cease its business partnership with Barron. The Company is currently in negotiations and plans to close on this arrangement on or around June 30, 2007. However, there can be no assurance that the Company will be successful in completing this transaction.

NOTE 4 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, deferred income taxes, expected realizable values for long-lived assets (primarily intangible assets), contingencies, revenue recognition as well as the recording and presentation of our convertible preferred stock and related warrants. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions

Development Stage Company

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generates accounts receivable from the shipment of its medical devices. Customer obligations are due under normal trade terms granted by the Company on the basis of each customers own creditworthiness.

Management assesses the remaining balance of accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts, the collection history, the assessment of future economic conditions and other factors that may indicate that the collectibility of an account may be in doubt and to determine the best estimate of the portion that will be collected. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not generally require collateral or other security to support the customer receivable. The Company has established an allowance for doubtful accounts of $15,000, based upon facts surrounding the credit risk of specific customer and past history. Management believes that such allowance is adequate and does not anticipate incurring significant losses on its trade receivables in excess of established allowances. While such bad debts expense have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments additional allowances may be required.

Inventory

Inventory is valued at the lower cost or market, on a “first in first out” cost basis. The Company analyzes its inventory reserves for slow-moving, excess and obsolete inventories. Inventory reserve estimates are based on historical and projected sales volume and anticipated selling prices. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value. If the value of the inventoried goods should ever be impaired or decline below the recorded value, the Company will record a corresponding inventory valuation reserve as part of cost of goods sold. As of December 31, 2006, the Company believes reserves are adequate and inventories are reflected at net realizable value.

Property and Equipment

Property and Equipment are stated at cost less accumulate depreciation. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments that extend the useful life of the equipment are capitalized. When equipment is sold, or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the financial statement.

Depreciation is provided for using the straight-line method over the estimated useful lives of the related assets which is 3 years.

Intangibles

Intangibles consisted of a license agreement with Biosafe (Note 8) which is amortized on a straight-line basis over it’s estimated useful life of 10 years.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. (See Note 11).

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to dispose of.

Loss Per Common Share

Basic earnings (loss) per share have been calculated based upon the weighted average number of common shares outstanding. The Series A Preferred and Warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of December 31, 2006 not included in basic and diluted net loss per share is as follows:

Series A Preferred	3,774,000
Warrants	3,774,000
Total	7,548,000

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonable assured, and the delivery and acceptance of the product has occurred. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine the appropriate revenue recognition. Due to limited commercial sales history, the Company’s ability to evaluate the collectibility of customer accounts requires significant judgment. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. Consignment sales or “pay-on-scan” sales are recorded as revenue when the sale at the retail store level has occurred. If a sale occurs that has a right-of-return, a reserve for returns will be created using Company and industry experience as to rates of return. Service revenue is recognized in the period in which the service was performed.

Accounting for Preferred Stock and Related Warrants

The Company accounted for the Series A Preferred in accordance with Emerging Issues Task Force ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". The warrants and conversion option will be accounted for under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). The warrants and conversion option were not deemed to be a derivative liability in accordance with SFAS No. 133 (par 1la) as the contracts were indexed to the Company's own stock and qualified as equity in the balance sheet.

Product Warranty

The Company offers warranties for certain of its products and or customers. The Company accrues its estimated exposure to warranty claims based upon historical warranty claim costs as a percentage of sales. Management will review these estimates on a regular basis and adjust the warranty provisions as actual experience differs from historical estimates. These costs were deemed diminimus for the period August 25, 2006 (Date of Inception) to December 31, 2006.

Shipping and Handling Costs

The Company includes shipping and handling costs in the statement of operations as part of cost of sales. These amounts were deemed diminimus for the period August 25, 2006 (Date of Inception) to December 31, 2006.

Advertising Costs

Costs related to advertising and promotions are charged to operating expense as incurred. These costs were deemed diminimus for the period August 25, 2006 (Date of Inception) to December 31, 2006.

Stock Based Compensation

The Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

On August 30, 2006, the Company issued 1,500,000 shares of common stock to the Chief Executive Officer; the Company recorded a charge to operations of $108,000 for the 300,000 shares that vested immediately on the date of issuance. The remaining 1,200,000 shares were valued at $432,000 and were to be amortized over the life of the employment agreement (see Note 9). On December 28, 2006, Mike Sosnowik, CEO of the Company, returned his stock certificate for the 1,500,000 shares provided in the stock grant and renounced any claim to these shares. Accordingly, the Company reversed the charge for the period ended December 31, 2006.

Fair Value of Financial Instruments

LAB123 calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. LAB123 uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, LAB123 uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2006 the carrying value of all financial instruments approximated fair value.

Recently Issued Accounting Pronouncements

In June 2006,  the Financial Accounting Standards Board (the “FASB”)  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This interpretation  requires  that the Company recognize  in its financial  statements,  the impact of a tax  position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year and is to be applied to all open tax years as of the date of effectiveness with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is in the process of evaluating the impact of the application of FIN 48 to its financial statements and is currently not yet in a position to determine such effects.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position, results of operations and cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

NOTE 5 - Related Party Transactions

Due to Biosafe

Biosafe and its affiliates is an affiliated company whose Chairman is also the Chairman of the Company. BioSafe is a shareholder and owns approximately 98% of the Company’s outstanding common stock and is the licensor of the Company’s license agreement (See Note 8). Biosafe’s products specialize in the use of micro-sample blood transportation devices and unique, scientific procedures for the clinical testing of these micro-blood samples. From time to time the Company may obtain terms that are beneficial to the Company that the Company may not normally obtain if the Company would seek the same terms from an outside vendor.

In October 2006, the Company entered into a verbal agreement with BioSafe where by for a monthly fee of approximately $15,000, BioSafe will provide office space, administrative and financial services. For the period from August 25, 2006 (Date of Inception) to December 31, 2006, the Company incurred a charge of $57,372 under this agreement.

During the period from August 25, 2006 (Date of Inception) to December 31, 2006, BioSafe advanced and paid legal costs and certain formation expenses on behalf of the Company. As of December 31, 2006, $ 37,371 was due to Biosafe. The balance does not have repayment terms or a stated interest rate.

During the period ended August 25, 2006 (Date of Inception) to December 31, 2006, the Company paid a deposit to BioSafe of $300,000 for the purchase of approximately $600,000 of inventory.

NOTE 6 - Property and Equipment, net

Property, equipment and accumulated depreciation are as follows:

Office equipment	$2,448
Less: accumulated depreciation	(136)

Property and Equipment, net	$2,312

Depreciation expense for the period from August 25, 2006 (Date of Inception) to December 31, 2006 was $136.

NOTE 7- Inventory, Net

Inventory consisted primarily of finished goods on consignment:

Finished goods	$106,459
Less: reserve allowance	(72,972)

Inventory, net	$33,487

As of December 31, 2006, the Company has established a valuation reserve for lost merchandise with the consignee. The Company is currently in negotiations with the consignee for the lost merchandise.

NOTE 8 License Agreement (Product Marketing Rights)

On September 7, 2006 the Company entered into a twenty-five year license agreement with Biosafe that gives the Company the exclusive territorial right to market five medical diagnostic tests to retail drug stores and mass merchandisers within the U.S. and internet-based drug retailers for a purchase price of $1,000,000 in cash and 6,050,000 shares of the Company’s common stock. The license agreement also includes certain restrictions and rights including the following:

•
The licensor is to receive royalty payments of 8% of collected revenues related to the licensed products. The royalty fee was waived in perpetuity assuming all licensed product is purchased from Licensor, such royalty payment has been waived by the licensor through December 31, 2012.

•
The continued market exclusivity is dependent upon the Company’s aggregate unit sales of licensed products of at least 250,000 units in 2007 and 300,000 units in each subsequent year of the license. Should the unit sales ever drop below the threshold(s); the Company can maintain the exclusivity by paying an amount equal to the minimum royalty on the number of units below the thresholds to maintain exclusivity.

•
The Company may continue throughout the entire term of the license agreement to have the licensor produce and process the tests at cost plus 20% or elect to in-source (or out-source to another third-party) the production and processing.

For the period ended August 25, 2006 (Date of Inception) to December 31, 2006, BioSafe waived its 8% royalty payment of collected revenues related to the licensed products and will not be paid in subsequent periods; as a result the Company did not record a charge of approximately $20,000 during the period ended and Biosafe waived its right to seek to recover these amounts in future periods.

The license agreement was valued at $1,000,000 for the cash payment and is being amortized over the estimated useful life of the underlying products which management estimates to be approximately ten years. The Company recorded an amortization charge related to the license of $25,000, which has been included in cost of sales for the period August 25, 2006 (Date of Inception) to December 31, 2006. As of December 31, 2006 the license agreement, net of accumulated amortization amounted to $975,000. In 2006, management compared the sum of LAB123’s undiscounted cash flow projections (gross margin dollars from product sales) of the License to the carrying value of that License. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization of the license agreement is expected to be approximately $100,000 per year and amortized on a straight line basis over 10 years. Assuming no changes in the Company’s intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be $100,000 per year.

On March 13, 2007 an involuntary bankruptcy petition was filed against Biosafe, in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division. On May 15, 2007, upon joint motion of the creditors who filed the involuntary petition and Biosafe, the petition was dismissed.

NOTE 9 - Commitments and Contingencies

Employment Agreement

On August 30, 2006 the Company entered into a five year employment agreement with the Company’s Chief Executive Officer, that called for an for annual salary of $200,000 and an incentive bonus of $200,000 if certain target earnings before interest, taxes, depreciation and amortization were achieved plus 8% on any earning above target.

On August 30, 2006, the Company issued 1,500,000 shares of common stock to the Chief Executive Officer; the Company recorded a charge to operations of $108,000 for the 300,000 shares that vested immediately on the date of issuance. The remaining 1,200,000 shares were valued at $432,000 and were to be amortized over the life of the employment agreement. On December 28, 2006, The Chief Executive Officer of the Company returned his stock certificate for the 1,500,000 shares provided in the stock grant and renounced any claim to these shares. Accordingly, the Company reversed the charge for the period ended December 31, 2006.

On, January 22, 2007, the Chief Executive Officer resigned as an employee of the Company and the agreement was terminated. The Chief Executive Officer was retained as a consultant to the Company through April 30, 2007 at $16,666 per month.

Legal Proceedings

The Company may be involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of these claims, the Company believes the resolution will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 10 - Stockholders’ Equity

On December 6, 2006, the Company amended the Articles of Incorporation increasing the number of shares of common stock that are authorized to issue. The total number of common and preferred shares authorized to be issued was increased to 27,000,000, par value $0.001 per share, by increasing the authorized common stock to 21,000,000 shares of common stock, par value $0.001 per share, there was no change to the authorized preferred stock of 6,000,000 shares, par value $0.001 per share.

a) Series A Convertible Preferred Stock

On September 6, 2006, the Company sold 3,774,000 in a private placement shares of Series A Preferred (See Note 3) for $2,000,000 or $0.53 per share. No dividends shall be payable with respect to the Series A Preferred and no dividends will be payable with respect to the outstanding common stock while the Series A Preferred is outstanding. The Series A Preferred stockholders have no voting rights. Upon the liquidation of the Company the Series A Preferred stockholders will have the right to receive $0.53 per share out of the assets of the Company. The Series A Preferred is subject to conversion price adjustments of 40% and 25% based on financial milestones of the Company for the period from August 25, 2006 (Date of Inception) to December 31, 2006 and for the year ending December 31, 2007, respectively.

b) Common Stock

On September 6, 2006, the Company issued 125,000 shares of common stock to principals of an advisory firm for advisory services, valued at $66,250, in connection with the private placement (described in Note 3) and was charged to capital at the time of closing.

c) Warrants

On September 6, 2006, as part of the private placement as more fully described in Note 3, the Company granted Warrants to purchase 3,774,000 shares of common stock. The Warrants entitle the holder to purchase from the Company an equal number of common stock at an exercise price per share of $0.80 for 1,887,000 shares and $1.10 for the remaining 1,887,000 shares. The Warrants are exercisable immediately and shall expire five years from the purchase date.

The following tables illustrate the Company's Warrant issuances and balances outstanding as of, and during the period from August 25, 2006 (Date of Inception) to December 31, 2006:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price Per Share
Outstanding at August 25, 2006 (Date of Inception)	—	$—
Granted	3,774,000	0.95
Expired	—	—
Exercised	—	—

Outstanding at December 31, 2006	3,774,000	$0.95

The weighted average fair value of warrants granted was approximately $674,200 or $0.18 per share.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrant granted. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of the warrants granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

Assumptions:	December 31, 2006

Risk free interest rate	4.7%
Expected life in years	5 years
Expected volatility	51%
Dividend yield	0%

The following is additional information with respect to the Company's warrants as of December 31, 2006:
	WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	Warrants	Life	Price	Warrants	Price
$ 0.80	1,887,000	4.7 years	$0.80	1,887,000	$0.80
$ 1.10	1,887,000	4.7 years	$1.10	1,887,000	$1.10

	3,774,000			3,774,000

NOTE 11- Income Taxes

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

As of December 31, 2006, the Company had approximately $120,000 of U.S. net operating loss carry forwards available to offset future taxable income which, if not utilized, begin expiring in 2026. At December 31, 2006, the Company has a deferred tax asset of approximately $46,000, which consists primarily of temporary differences relating to net operating losses. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.

Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006.

SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.

SFAS No. 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The Company will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests the Company’s ability to utilize such assets.

The difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is as follows:

Provision for income taxes at US statutory rate	34%
State, net of federal benefit	4%
Valuation allowance	(38%)
Provision for income taxes	0%

NOTE 12 - Concentrations and Credit Risk

During the period from August 25, 2006 (Date of Inception) to December 31, 2006, revenues of one customer accounted for approximately $194,800 or 76% of total revenues. At December 31, 2006 there were outstanding receivables of approximately $189,600 or 93% from this customer.

During 2006, the Company’s sole product supplier was Biosafe.

At times throughout the year, the Company may maintain certain bank accounts in excess of insured limits. At December 31, 2006, the Company’s total of uninsured cash balance was approximately $308,686. The Company mitigates its risk by investing in or through major financial institutions.

NOTE 13 - Subsequent Events

•
Effective January 31, 2007, Michael Sosnowik resigned his positions as Chief Executive Officer and a director of the Lab123. On such date, Mr. Sosnowik and the Company entered into an agreement terminating Mr. Sosnowik’s employment agreement with the Company. Under the Termination Agreement, Mr. Sosnowik has agreed that during a transition period from February 1, 2007 to May 1, 2007, Mr. Sosnowik will make himself available to assist the Company on any issues or customer solicitations which were open as of January 31, 2007 and that during such transition period, Mr. Sosnowik would continue to receive payments at a rate equal to the salary ($200,000 per annum) he was receiving under his former employment agreement. In addition, Mr. Sosnowik will continue to receive Company paid health insurance coverage through May 1, 2007 and the Company agreed to waive Mr. Sosnowik’s covenant not to compete with the Company after May 1, 2007.

•
On February 1, 2007, the Board of Directors of the Company approved the terms of an employment agreement between the Company and Mary Rodino under which Ms. Rodino will become employed by the Company as the Chief Executive Officer of the Company effective as of March 1, 2007. The Board also elected Ms. Rodino as a director of the Company to fill the vacancy created by the resignation of Mr. Sosnowik.

Under the terms of the employment agreement Ms. Rodino will be employed as the Chief Executive Officer for an initial term of three years and thereafter on a year to year basis unless either party terminates the employment agreement by written notice given at least 30 days prior to the end of the current term of the agreement. Under the agreement Ms. Rodino shall receive a salary at the rate of $200,000 per year and annual performance bonuses based upon the Company’s achievements.

Under the employment agreement the Company will also grant to Ms. Rodino options to purchase an aggregate of 500,000 shares of the Company's common stock for $.36 per share. Options to purchase an aggregate of 200,000 shares of common stock shall be vested immediately upon execution of the agreement, and options to purchase an additional 100,000 shares of common stock shall vest on each of the following dates: March 1, 2008, March 1, 2009 and March 1, 2010. Upon vesting, such options may be exercised until the earlier of (i) March 1, 2010, or (ii) 90 days after termination of Ms. Rodino’s employment by the Company for any reason.

On March 19, 2007, Mary Rodino, resigned as Chief Executive Officer and a director of the Company, as such the Company cancelled the remaining options and Ms Rodino renounced any claim to the 200,000 options which vested. Accordingly, the Company did not incur a charge to operations for the period ended March 31, 2007.

•
On March 17, 2007, the shareholders of the Company voted by unanimous written consent to remove Fred Fitzsimmons without cause (as permitted by the By-laws of the Company) as a director of the Company and elect Michael Carney to fill the vacancy on the Board of Directors thereby created. There are no arrangements or understandings between Mr. Carney and any other persons pursuant to which he was selected as a director of the Company.

•
On March 28, 2007, the Board of Directors of the Company elected Ernest Azua as an Executive Vice President of the Company for an interim period until the selection of a new President and Chief Executive Officer of the Company. Mr. Azua was a Senior Vice President and Director of Intellectual Property Management with Biosafe Medical Technologies, Inc. Mr. Azua shall be paid a salary at the rate of $125,000 per year for his full-time services to the Company.

•
In the second quarter of 2007, the Company verbally agreed to cease its business partnership with Barron. The Company is currently in negotiations and plans to close on this arrangement on or around June 30, 2007. However, there can be no assurance that the Company will be successful in completing this transaction.

•
On March 13, 2007 an involuntary bankruptcy petition was filed against Biosafe, our principal supplier, in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division. On May 15, 2007, upon joint motion of the creditors who filed the involuntary petition and Biosafe, the petition was dismissed.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this Report.

Item 8A. Controls and Procedures.

The Company’s Executive Vice President, who is also the acting principal financial officer and principal executive officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual report on Form 10-KSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the acting principal financial officer has concluded that the Company’s disclosure controls and procedures were not effective.

These controls were deemed not effective on account of a material weakness which relates to limited segregation of duties and a lack of necessary corporate accounting resources. Management is aware that there is a lack of segregation of duties at the Company due to the sole employee dealing with general administrative and financial matters. Additionally, there is a lack of a chief financial officer in the accounting department to critically evaluate and implement accounting principles and at times transactions are recorded improperly and require additional procedures and adjustments to be made by our auditors. We have implemented certain procedures to help minimize the risks associated with this material weakness, including using the services of Biosafe’s accounting staff to act as an interim financial and accounting consultant to review, compile and consolidate our financial statements on a quarterly and annual basis. When resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve the sole employee of his current chief financial officer duties.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Reports on Form 8-K.

During the period commencing on the first day of the last quarter of the period covered by this Report until December 31, 2006, the Company did not file any Current Reports on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to our directors and executive officers as of June 15, 2007:

Name	Age	Position	Director/Officer Since
Ernest R. Azua	66	Executive Vice President	March 2007
Henry Warner	58	Director and Chairman of the Board	August 2006
Michael Carney	60	Director (1)	March 2007
Kent Connally	60	Director (1)	September 2006
Kurt Katz	74	Director (1)	September 2006

(1) Member of Audit Committee and Compensation Committee.

Mr. Azua was a Senior Vice President and Director of Intellectual Property Management with Biosafe Medical Technologies, Inc. from March 2006 to March 27, 2007 in which capacity he was also responsible for product licensing and strategic planning to raise capital for that company. From July 1994 to July 2004 he was employed in various positions by Smith Barney & Co. and its predecessors, including as a Senior Vice President, Assistant Branch Manager and a resident manager of a satellite office. Mr. Azua is also an adjunct faculty member at Moraine Valley Community College and Joliet Junior College.

Michael Carney, has been the President of Stille, a Swedish manufacturer and distributor of surgical instruments and operating room tables, since September 2006. In 2006 he was a Senior Vice President of Fifth Third Bank, Cincinnati, Ohio in which position he was responsible for inside sales operations for non-prime lending programs. From 2004 to 2006 he was an Executive Vice President for Select Portfolio Servicing in which position he managed national sales and marketing efforts for the subprime mortgage servicing company. From 2000 to 2004 he was a Senior Vice President of Pacific USA in which position he was responsible for domestic and international sales for technology and financial services products on behalf of the Taiwanese-owned corporation.

Henry Warner was elected as a director and Chairman of the Board in August 2006. Mr. Warner is the Chief Executive Officer, Chairman and an indirect owner of 53% of the common stock of Biosafe Medical Technologies, Inc., an affiliate of Biosafe, the manufacturer, lab processor and licensor of Lab123’s primary sales products and a substantial stockholder of Lab123, Inc. Mr. Warner has operated as chief executive officer of several small businesses over his 30 year career and has been the President and Chief Executive Officer and, indirectly through a family owned company, the majority shareholder, of Biosafe since 1996. On March 13, 2007 an involuntary bankruptcy petition was filed against Biosafe Medical Technologies, Inc. (“BMT”) in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division. Henry Warner is a director and the the Chief Executive Officer of BMT and is the manager of a limited liability company which owns 53% of the outstanding stock of BMT. On May 15, 2007, upon joint motion of the creditors who filed the involuntary petition and BMT, the petition was dismissed.

Kent Connally was elected as a director in September 2006. Mr. Connally has been an attorney since 1975 and has practiced real estate law as a solo practitioner since 1992.

Kurt Katz was elected as a director in September 2006. Since June 1985 he has been Chairman of Polymeric Resources, a manufacturer of nylon resin compounds.
There are no family relationships among any directors or executive officers of Lab123.

Board Committees

Our Board of Director has appointed our three independent directors, Michael Carney, Kent Connally and Kurt Katz, to serve as members of the two committee of the Board of Directors that we have established -- the audit committee and the compensation committee.

Our audit committee will be involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our Board of Directors has adopted a written charter for the audit committee which the audit committee will review and reassess for adequacy on an annual basis. The Company does not have an audit committee financial expert serving on its audit committee. At the present time, we believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and during our 2007 fiscal year intends to appoint a person to the audit committee who is a financial expert.

The compensation committee will serve as the stock option committee for any stock option plan that we may adopt, and it will review and approve any employment agreements with management and changes in compensation for our executive officers. Our Board of Directors has adopted a written charter for the compensation committee.

Code of Ethics

In September 2006 the Company adopted a Code of Ethics applying to its executive officers. Such Code of Ethics is being filed herewith as Exhibit 14.1 to this Report.

Item 10. Executive Compensation.
Michael   Sosnowik became the first employee of the Company when he was hired as the Chief Executive Officer on August 30, 2006. Mr. Sosnowik terminated his employment effective January 31, 2007. During the period from August 30, 2006 to December 31, 2006 Mr. Sosnowik was paid an aggregate of $58,461 in salary. Mr. Sosnowik was retained a consultant to the Company though April 30, 2007 at $16,666 per month from February 1, 2007 to April 30, 2007. In September 2006 Mr. Sosnowik also was issued an aggregate of 1,500,000 of restricted common stock. Mr. Sosnowik returned all of such shares to the Company in December 2006 and renounced any interest in such shares.

The Company had no other employees or officers from its inception on August 25, 2006 to December 31, 2006. Mary Rodino served as our President for the period from March 1, 2007 to March 19, 2007. On March 29, 2007 Ernest Azua commenced his employment with us as our Executive Vice President.

Directors' Compensation

Each independent director shall receive an annual directors' fee of $5,000. In addition, each such person shall be reimbursed for all out of pocket expenses in connection the person’s service as a director of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 6, 2007, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group. Beneficial ownership, for purposes of this table, includes preferred stock convertible into common stock and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 6, 2007.

The percentage ownership data is based on 6,175,000 shares of our common stock outstanding as of June 6, 2007. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to warrants or underlying convertible preferred stock that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of May 16, 2007 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrant or convertible preferred stock, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Barron Partners LP c/o Barron Capital Advisors, LLC 730 Fifth Avenue, 25 th Floor New York, NY 10019	7,548,000(1)	4.9%

Biosafe Laboratories, Inc. 8600 West Catalpa Chicago, Illinois 60656	6,050,000	98.0%

Henry Warner c/o Biosafe Medical Technologies, Inc. 100 Field Drive, Suite 240 Lake Forest, Illinois 60045	0(2)	0%

Ernest Azua	0	0
All current directors and current executive officers as a group (5 persons)	0(2)	0%

(1)
Contractual restrictions in the Barron preferred stock purchase agreement and warrants prohibit Barron from exercising any warrants or converting any preferred stock if such conversion or exercise would cause it to exceed 4.9% beneficial ownership of Lab123. Barron Partners holds 3,774,000 shares of Series A Stock (currently convertible into an aggregate of 6,250,000 shares of our common stock plus warrants to purchase up to an aggregate of 3,774,000 shares of our common stock of Lab123, in each case not giving effect to the contractual restrictions.

(2)
Mr. Warner is the Chief Executive Officer and Chairman of the Board of Biosafe, which directly owns 6,050,000 shares of common stock of Lab123. Mr. Warner is the managing member of a limited liability company which owns approximately 54% of the outstanding common stock of Biosafe.

Item 12. Certain Relationships, Related Party Transactions and Director Independence.

There have not been any transactions, or series of similar transactions, since the inception of the Company, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s total assets as of December 31, 2006 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest, except that on September 7, 2006 we entered into a license and distributor agreement with Biosafe for our five Diagnostic Products.

To acquire the license, we paid to Biosafe a one time fee of $1,000,000 in cash and issued to Biosafe 6,050,000 shares of our common stock.. Henry Warner, one of our directors and our Chairman of the Board, is also the Chief Executive Officer and Chairman of the Board of Biosafe.

We believe that each of our directors, other than Henry Warner, is an independent director. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers, even though such definitions do not currently apply to us because we are not listed on Nasdaq.

We do not own any real estate or office equipment. Our headquarters are located temporarily in an office provided to the Company by Biosafe at 100 Field Drive, Suite 240, Lake Forest, Illinois 60045. The Company does not pay rent to Biosafe for such space, but since October the Company has been paying to Biosafe under an oral agreement which is subject to termination by either party at any time, $15,000 per month for office space, management services, insurance and utilities. This arrangement is intended to be temporary until the Company locates its permanent office location within the next six months.

Item 13. Exhibits.

Exhibit Number	Description of Exhibit

3.1
Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-137545) filed with the SEC on September 22, 2006 (the “SB-2”)

3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company. Incorporated by reference to Exhibit 3.2 to the SB-2.

3.3	By-laws of the Company. Incorporated by reference to Exhibit 3.3 to the SB-2. .

3.4
Certificate of Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-137545) filed with the SEC on September 22, 2006 (the “SB-2”)

4.1	Common Stock Purchase Warrant A to purchase 1,887,000 shares of Common Stock issued to Barron. Incorporated by reference to Exhibit 4.1 to the SB-2.

4.2	Common Stock Purchase Warrant B to purchase 1,887,000 shares of Common Stock issued to Barron. Incorporated by reference to Exhibit 4.2 to the SB-2.

10.1	Employment Agreement dated August 30, 2006 between Michael Sosnowik and the Company. Incorporated by reference to Exhibit 10.1 to the SB-2.

10.2	Distributor and License Agreement dated as of September 7, 2006 between Biosafe and the Company. Incorporated by reference to Exhibit 10.2 to the SB-2.

10.3	Preferred Stock Purchase Agreement between the Company and Barron dated September 6, 2006. Incorporated by reference to Exhibit 10.3 to the SB-2.

10.4	Registration Rights Agreement between the Company and Barron dated September 6, 2006. Incorporated by reference to Exhibit 10.4 to the SB-2.

10.5
Termination Agreement dated January 31, 2007 between the Company and Michael Sosnowik. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2007.

10.6	Letter to Marcum & Kliegman LLP dated June 15, 2007*

14.1	Code of Ethics.*

31.1	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

21.1	Subsidiaries of the Registrant - none

*	Filed herewith

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to us for the period from our inception (August 25, 2006 December 31, 2006 by Marcum & Kliegman LLP (”M&K”):

Audit Fees (1)	$100,000
Audit Related Fees (2)	$--
Tax Fees (3)	$--
All Other Fees	$--

(1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2006 and for the period from August 25, 2006 to December 31, 2006.

(2) Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

(3) Consists of tax filing and tax related compliance and other advisory services.

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to M&K in 2006 were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LAB123, INC.

Dated: June 19, 2007	By:	/s/ Ernest Azua
Executive Vice President
(Principal Executive Officer and Chief Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Henry Warner
Henry Warner	Chairman of the Board and Director	June 19, 2007

/s/ Michael Carney
Michael Carney	Director	June 19, 2007

/s/ Kurt Katz
Kurt Katz	Director	June 19, 2007

/s/ Kent Connally
Kent Connolly	Director	June19, 2007