Form 10QSB
period 2007-03-31
Lab123, Inc.
filed 2007-08-10
CIK 1375772

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
  (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 333-137545

Lab123, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	45-0542515
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Field Drive, Suite 240, Lake Forest, Illinois 60045
 (Address of principal executive offices)

847-234-8111
 (Issuer's Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The Company had 6,175,000 shares of common stock, $0.001 par value, issued and outstanding as of August 8 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐ No ☒

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1	1

Condensed Balance Sheet as of March 31, 2007 (unaudited)	1

Condensed Statements of Operations for the three months ended March 31, 2007 and for the period August 25, 2007 (date of inception) to March 31, 2007 (unaudited)	2

Condensed Statement of Stockholders' Equity for the three months ended March 31, 2007 (unaudited)	3

Condensed Statements of Cash Flows for the three months ended March 31, 2007 and for the period August 25, 2007 (date of inception) to March 31, 2007 (unaudited)	4

Notes to Condensed Financial Statements as of March 31, 2007 (unaudited)	5

Item 2. Management's Discussion and Analysis or Plan of Operations	11

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

Certifications

PART I. Financial Information

Item 1. Financial Statements

Lab123, Inc.
(A Development Stage Company)
Condensed Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Current Assets

Cash	$315,267
Accounts receivable, net of allowance for doubtful accounts $15,000	24,858
Inventory, net of reserve of $72,972	37,987
Inventory deposits with Biosafe - related party	375,000
Total Current Assets	753,112

Fixed assets, net of accumulated depreciation $316	2,132
License agreement, net of accumulated amortization $50,000	950,000

TOTAL ASSETS	$1,705,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$138,263
Accrued expenses	7,211
Due to BioSafe - related party	41,069
Total Current Liabilities	186,543

Commitments and Contingencies

Stockholders' Equity

Series A Convertible Preferred Stock - $0.001 par value; 6,000,000 authorized; 3,774,000 issued and outstanding	3,774
Common Stock - $0.001 par value; 21,000,000 authorized; 6,175,000 issued and outstanding	6,175
Additional paid-in capital	2,400,003
Deficit accumulated during the development stage	(891,251)
Total Stockholders' Equity	1,518,701

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,705,244

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months ended March 31, 2007	For the Period August 25, 2006 (Date of Inception) to March 31, 2007

REVENUE, net of discounts	$37,862	$293,719

COST OF GOODS SOLD:
Cost of goods sold - related party	37,702	169,756
Amortization of license - related party	25,000	50,000
Total Costs of Goods Sold	62,702	219,756

GROSS MARGIN	(24,840)	73,963

OPERATING EXPENSES:

Compensation	69,927	148,354
Professional fees	89,469	141,784
Administrative fee - related party	45,000	102,372
Web-site lease- related party	5,000	5,000
Other administrative costs	10,033	27,888
Bad debt expense	-	15,000
Depreciation	180	316

Total Operating Expenses	219,609	440,714

Loss Before Provision for Income Taxes	(244,449)	(366,751)

Provision for Income Taxes	-	-

NET LOSS	(244,449)	(366,751)

Deemed dividend on preferred stock	-	(524,500)
Net Loss applicable to common stockholders'	$(244,449)	$(891,251)

Net Loss per Common Share
(Basic and Diluted)	$(0.04)

Net Loss applicable to common stockholders
per Common Share (Basic and Diluted)	$(0.04)

Weighted average common shares outstanding
(Basic and Diluted)	6,175,000

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Three Months ended March 31 2007
(Unaudited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid - in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance at January 1, 2007	3,774,000	$3,774	6,175,000	$6,175	$2,400,003	$(646,802)	$1,763,150

Net Loss						(244,449)	(244,449)

Balance at March 31, 2007	3,774,000	$3,774	6,175,000	$6,175	$2,400,003	$(891,251)	$1,518,701

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Period August 25, 2006 (Date of Inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(244,449)	$(366,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	180	316
Amortization of license agreement - related party	25,000	50,000
Reserve for inventory	-	72,972
Bad Debt	-	15,000
Changes in operating assets and liabilities -
Accounts receivable	164,750	(39,858)
Inventory	(4,500)	(110,959)
Inventory deposits Biosafe - related party	(75,000)	(375,000)
Accounts payable	35,230	138,262
Accrued expenses	1,101	7,212
Due to Biosafe - related party	3,698	41,069
Net cash used in operating activities	(93,990)	(567,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license from Biosafe - related party	-	(1,000,000)
Purchase of equipment	-	(2,448)
Net cash used investing activities	-	(1,002,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Series A Convertible Preferred Stock	-	1,885,452
Net cash provided by financing activities	-	1,885,452

NET (DECREASE) INCREASE IN CASH	(93,990)	315,267
CASH AT BEGINNING OF PERIOD	409,257	-
CASH AT END OF PERIOD	$315,267	$315,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	-	-
Cash paid for Income Taxes	-	-

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Lab123, Inc. (a development stage company) (“Lab123” or the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises and was incorporated in Delaware on August 25, 2006. Lab123 is a marketing, distributing and manufacturing company whose objective is to license, broker or acquire retail medical diagnostic products and services to sell into retail drug stores and chains in the United States and to internet drug retailers. As of March 31, 2007 the Company has commenced operations and will continue to report as a development stage company until significant revenues are generated. The corporate office is located in Lake Forest, Illinois.

NOTE 2 – Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements include the accounts of Lab123. These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepting in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on June 20, 2007. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2006 audited financial statements except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FIN 48"), which is discussed in Note 2.

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

Loss Per Common Share
Basic earnings (loss) per share have been calculated based upon the weighted average number of common shares outstanding. The Series A Preferred and Warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of  March 31, 2007 not included in basic and diluted net loss per share is as follows:

Series A Preferred	3,774,000
Warrants	3,774,000
Total	7,548,000

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonable assured, and the delivery and acceptance of the product has occurred. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine the appropriate revenue recognition. Due to limited commercial sales history, the Company’s ability to evaluate the collectibility of customer accounts requires significant judgment. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. Consignment sales or “pay-on-scan” sales are recorded as revenue when the sale at the retail store level has occurred. If a sale occurs that has a right-of-return, a reserve for returns will be created using Company and industry experience as to rates of return. Service revenue is recognized in the period in which the service was performed. For the three months ended March 31, 2007, the Company issued an aggregate of $17,384 of discounts related to the early payment of receivables.

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

Stock Based Compensation
The Company accounts for its share based payment awards in accordance with SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

The Company did not incur a charge for stock based compensation for the three months ended March 31, 2007.

Recently Issued Accounting Pronouncements
The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

The Company has identified its federal tax return and its state tax returns in Illinois as "major" tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the 2006 tax year, which will be the only period subject to examination, since the Company was formed on August 25, 2006. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. No interest or penalties on income taxes have been recorded during the three months ended March 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s condensed  financial position, results of operations or cash flows.

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

NOTE 3 – Liquidity and Financial Condition

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies the Company will continue to meets its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has accumulated net losses of $366,751 since inception and may not have sufficient working capital to sustain its operations after the first quarter of 2008. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As described more fully in Note 4, on September 6, 2006 the Company entered into a convertible preferred stock purchase agreement with Barron Partners for a total of $2,000,000. These proceeds have been used primarily to fund the Company’s working capital needs and partially fund the license purchased from BioSafe for certain retail medical diagnostic products to sell into the retail drug stores and chains the United States and internet drug retailers.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain additional necessary equity financing to continue operations, and the attainment of profitable operations. Management is continuously exploring opportunities to increase revenues in new business areas. Management has plans in place to address this concern and expects that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there can be no assurance that the Company can continue to raise additional funds on terms that are acceptable or available at all. The inability to raise necessary funds can have a material adverse effect on the Company's financial position, results of operations and cash flows.

NOTE 4 - Barron Private Placement

On September 6, 2006 the Company entered into a convertible preferred stock purchase agreement with Barron Partners (“Barron”) to issue 3,774,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) at $0.53 per share, for a total of $2,000,000. One share of Series A Preferred is initially convertible into one share of Common Stock at any time, except that at no time may Barron own any more than 4.9% of the Company’s issued and outstanding common stock. In addition, Barron received warrants to purchase 3,774,000 shares of common stock (“Warrant”). The Warrants entitle the holder to purchase from the Company an equal number of common stock at an exercise price per share of $0.80 for 1,887,000 shares and $1.10 for the remaining 1,887,000 shares. The warrants are exercisable immediately and shall expire five years from the purchase date; the warrants carry a cashless exercise provision. Barron Partners was required to be reimbursed $85,000 to cover its due diligence and transaction costs and as of March 31, 2007 the balance is included as part of accounts payable.

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

During the second quarter ended June 30, 2007, the Company determined under the terms of the agreement that earnings per share for the period from August 25, 2006 (Date of Inception) to December 31, 2006 were less than the $0.0187 and, accordingly, reduced the conversion price of the Series A Preferred by 40% from $0.53 to $0.32. The Company will recognize an additional deemed dividend for the conversion price reduction of approximately $788,000 during the second quarter ended June 30, 2007.

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

The Series A Preferred will be accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.  The warrants and conversion option will be accounted for under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). The warrants and conversion option were not deemed to be a derivative liability in accordance with SFAS No. 133 (par 11a) as the contracts did not require net cash settlements, were indexed to the Company’s own stock and qualified as equity in the balance sheet.

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

The Company accounts for potential registration rights liquidated damage obligations in accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements.”  The Company has adopted this pronouncement during the quarter ended March 31, 2007. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

The Company is required to provide for a net share settlement of the liquidated damages provision, there are sufficient authorized and unissued shares for the maximum amount issuable and under no circumstances does the agreement provide for an alternative net cash settlement of the liquidated damages.

In the second quarter of 2007, the Company reached a verbal agreement to redeem the Series A Preferred and related Warrants from Barron for $2,000,000. The Company expects to complete this transaction on or around September 30, 2007. However, there can be no assurance that the Company will be successful in completing this transaction. (See Note 10)

NOTE 5 - Due to Biosafe and Related Party Transactions

Biosafe and its affiliates is an affiliated company whose Chairman is also the Chairman of the Company. BioSafe is a shareholder and owns approximately 98% of the Company’s outstanding common stock and is the licensor of the Company’s license agreement. Biosafe’s products specialize in the use of micro-sample blood transportation devices and unique, scientific procedures for the clinical testing of these micro-blood samples. From time to time the Company may obtain terms that are beneficial to the Company that the Company may not normally obtain if the Company would seek the same terms from an outside vendor. During the three months ended March 31, 2007, the Company incurred a charge of approximately $17,000 for product processing and assembly by Biosafe. The amount has been included as part of cost of good’s sold.

BioSafe provides office space, administrative and financial services for a monthly fee of approximately $15,000, for the three months ended March 31, 2007 the Company incurred a charge of $45,000.

As of March 31, 2007, the Company has a deposit outstanding to BioSafe of $375,000, for the purchase of approximately $600,000 of inventory. The Company plans the receipt of half this inventory during August, 2007 with the remainder being received in the fourth quarter of 2007 as required by the Company to meet customer and inventory needs.

The Company entered into a website lease agreement with a company whose owner is also the son of the Chairman of the Company. The lease calls for monthly lease payments of $5,000 with an option to purchase the website for an incremental $50,000 at any time before the license expires at December 31, 2007.

NOTE 6- Inventory, Net

Inventory consisted primarily of finished goods on consignment:

Finished goods	$110,959
Less: reserve allowance	(72,972)
Inventory, net	$37,987

NOTE 7 – Legal Proceedings

The Company may be involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of these claims, the Company believes the resolution will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 8 – Concentrations and Credit Risk

During the period from January 1, 2007 to March 31, 2007 revenues of four customers accounted for approximately $30,000 of gross revenue (representing approximately 17%, 17%, 15% and 10%, respectively, of gross revenue). At March 31, 2007 there was an outstanding receivable of approximately $11,000 from one customer representing approximately 28% of gross accounts receivable.

During 2007, the Company’s sole product supplier was Biosafe.

At times throughout the year, the Company may maintain certain bank accounts in excess of insured limits. At March 31, 2007, the Company’s total of uninsured cash balance was approximately $221,000. The Company mitigates its risk by investing in or through major financial institutions.

NOTE 9 – Other

•
On March 17, 2007, the stockholders of the Company voted by unanimous written consent to remove Fred Fitzsimmons without cause (as permitted by the By-laws of the Company) as a director of the Company and elect Michael Carney to fill the vacancy on the Board of Directors thereby created. There are no arrangements or understandings between Mr. Carney and any other persons pursuant to which he was selected as a director of the Company.

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

•
On March 13, 2007 an involuntary bankruptcy petition was filed against Biosafe, the Company’s principal supplier, in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division. On May 15, 2007, upon joint motion of the creditors who filed the involuntary petition and Biosafe, the petition was dismissed.

NOTE 10 - Subsequent Events

•
In the second quarter of 2007, the Company reached a verbal agreement to redeem the Series A Preferred and related Warrants from Barron for $2,000,000. The Company expects to complete this transaction on or around September 30, 2007.

•
On August 7, 2007 Henry Warner resigned as Chairman of the Board of Directors in order to devote more time to his other business interests. On such date the directors of the Company elected Kurt Katz to replace Mr. Warner as Chairman of the Board. Mr. Warner has agreed to remain as a director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Report.

This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006 ("200610-KSB") and under the heading "Forward Looking Statements" in this Item 2 of Part Iof this Report.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission ("SEC"). Accordingly, actual results could differ materially from those contemplated by the forward-looking statements

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under part 1 - “Item 1. Risk Factors” in our  2006 10-KSB, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our 2006 10-KSB are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since December 31, 2006, there have been no significant changes relating to risk factors.

Summary of Business

We (we also sometimes refer to ourselves herein as “Lab123” or the “Company”) are engaged in the marketing of clinical diagnostic products for use in disease detection and prevention. We were founded by Biosafe Laboratories, Inc. (“Biosafe”) to enable Biosafe to exploit certain of its technology by entering into a license agreement with us pertaining to 5 diagnostic products (the “Diagnostic Products”). Under the license agreement with Biosafe we sell Diagnostic Products to retail drug stores, retail drug mass merchandisers, and the distributors, marketers, brokers and group buyers who supply medical products to retail drug stores, retail drug mass merchandisers in the United States and to internet-based retail drug companies (the “Market”). Our products specialize in the use of micro-sample blood transportation devices and unique, scientific procedures for the clinical testing of these micro-blood samples. From time to time we may obtain terms from Biosafe, our sole supplier,  that are beneficial to us that we may not normally obtain if we would seek the same terms from an outside vendor.

Plan of Operation

As of March 31, 2007, the Company’s net cash available was approximately $315,267. The Company does not have any plans for significant capital expenditures or research and development projects and believes that its current operations will sustain its contractual obligations. The Company also does not have, nor does it plan to have, any significant debt or off balance commitments that could consume material amounts of cash during the next twelve months.

We have hired an Account Executive, VP of Sales who commenced work on July 9, 2007. During the next twelve months the Company plans to fill at least three new positions, including a Chief Executive Officer (“CEO”) a Chief Financial Officer, a sales executive and an administrative assistant, and depending on future strategies, sales successes and any other employee intensive strategies, it is possible that the Company may need to hire or retain additional employees or consultants.

One of the Company’s current strategies is to concentrate on developing relationships with customers that offer the best combination of profitability and payment terms. Management believes that with this strategy and its relatively conservative plan for future general cash commitments, cash resources and cash flows for the next twelve months will be sufficient to adequately sustain operations. However, such strategy and plans are dependent on (1) the Company’s ability to recruit and retain a sales focused CEO and (2) the timeliness of the hiring of the CEO. We are dependent upon the continued financial support from our stockholder, Biosafe, to fund our operations and implement our business plan.  In the event that we do not generate sufficient cash from operations to meet our operating requirements management expects that we will be able to obtain additional funds by either equity, debt financing and/or related party advances, although no assurance can be given that any such financing will be available on terms acceptable to us or at all.

While acquisitions may be considered during the next twelve months, the primary focus of the Company will be to develop or acquire new products that can be sold via a sales representative or contractual joint venture. A purchase of an additional product line in the next year is possible, but not likely.

During the first quarter of 2007 the Company maintained contact with some large retailing organizations, to whom we had provided samples of our test kits and started exploratory conversations late in 2006.    We have filed the proper documents to become a supplier to one large retailing organization and we expect to receive from such organization a purchase order for Anemia Meters in August 2007 and to begin shipping such products to such organization in September 2007.

We are currently conducting interviews to fill the accounting position and we expect to make other hiring decisions during August 2007.

Results of Operations

The Company was formed on August 25, 2006, and, accordingly, we do not have results of operations comparisons with first quarter of 2006.     The Company’s net loss during the quarter ended March 31, 2007 was $ 244,449.

We do not know of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, its net sales, revenues or income from continuing operations. The Company is still the development stage. It is seeking venues to grow its business operations.

While management believes its plans for operations should enable the Company to generate sufficient cash flows to adequately sustain its operations, there is no certainty that these plans will succeed. In such event the Company may require additional working capital through bank borrowings or the issuance of debt or equity securities. There is no assurance that additional capital would be available to the Company on satisfactory terms or at all.

During the quarter ended March 31, 2007, we had $55,246 in revenues   before discounts of $17,384 with a gross margin of $(24,840) which includes $25,000 of amortization of the license agreement for the three months ended March 31, 2007. Since the Company’s inception we have incurred net losses of $366,751 and as of March 31, 2007 have working capital of $566,569 which we believe is sufficient to sustain our operations for the next twelve months. If necessary, we expect that we will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance that additional funding will be available on satisfactory terms or at all to the extent required to address particular needs.

Liquidity and Capital Resources

Our territorial and intellectual license agreement for the retail marketing rights of five products from Biosafe Medical Technologies, Inc., required us to pay a $1,000,000 initial cash payment in 2006. This payment was the main cash outflow for us during 2006.  The license agreement also grants us a non-exclusive, non-transferable and non-assignable intellectual property license to use Biosafe’s patents, trademarks and technology rights relating to the licensed products and the processing and reporting of laboratory analyses of samples collected using the products. Our only other large expenditure during the period ended December 31, 2006 was a 50% deposit for the purchase of 100,000 Anemia Meters from Biosafe Laboratories, Inc. for $300,000 during the three months ended March 31, 2007 we paid Biosafe an additional $75,000 deposit for approximately $300,000 of additional inventory.

At March 31, 2007, the Company had available cash of approximately $315,267. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $891,251. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern, which implies the Company will continue to meets its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has an accumulated deficit of $891,251 and accumulated net losses of $366,751 since inception and may not have sufficient working capital to sustain its operations after the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans with respect to these matters include raising additional capital through future issuances of stock and/or equity and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

In the second quarter of 2007, the Company reached a verbal agreement to redeem all Series A Convertible Preferred Stock and related Warrants held by  Barron Partners, L.P. (“Barron”) for $2,000,000. The Company expects to complete this transaction on or around September 30, 2007. However, there can be no assurance that the Company will be successful in completing this transaction.

Contractual Obligations and Commitments

The Company has not incurred any material commitments for capital expenditures.

Critical Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in our 2006 10-KSB. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, or its equivalent, and the Audit Committee of the Board of Directors, or its equivalent, has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the year ended December 31, 2006 as filed with the SEC.

We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007 and we also changed the method of accounting following the guidance of the FASB’s staff position provided in Emerging Issues Task Force (“EITF”) 00-19-2 (“FSP EITF 00-19-2”) as further described in Note 4 to our condensed financial statements.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

The Company has identified its federal tax return and its state tax returns in Illinois as "major" tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the 2006 tax year, which will be the only period subject to examination, since the Company was formed on August 25, 2006. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. No interest or penalties on income taxes have been recorded during the three months ended March 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s condensed financial position, results of operations or cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Executive Vice President, who is also the acting principal financial officer and principal executive officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-QSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the acting principal financial officer has concluded that the Company’s disclosure controls and procedures were not effective.

These controls were deemed not effective on account of a material weakness which relates to limited segregation of duties and a lack of necessary corporate accounting resources. Management is aware that there is a lack of segregation of duties at the Company due to the sole employee dealing with general administrative and financial matters. Additionally, there is a lack of a chief financial officer in the accounting department to critically evaluate and implement accounting principles and at times transactions are recorded improperly and require additional procedures and adjustments to be made by our auditors. We have implemented certain procedures to help minimize the risks associated with this material weakness, including using the services of Biosafe Laboratories, Inc.’s accounting staff to act as an interim financial and accounting consultant to review, compile and consolidate our financial statements on a quarterly and annual basis. When resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve the sole employee of his current chief financial officer duties.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2007 we did not sell or issue any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 22, 2007 we were notified by counsel for Barron  that Barron is seeking to rescind its purchase of the Series A Convertible Preferred Stock, par value $0.001 per share, of the Company (“Series A Stock”) and warrants to purchase common stock of the Company (“Warrants”) which was consummated in September 2006 based on the Company’s alleged misrepresentations and omissions in the Preferred Stock Purchase Agreement pursuant to which such sales were made. In the second quarter of 2007, we verbally agreed with Barron to repurchase all of the Series A Stock and Warrants for $2,000,000. We are currently in negotiations and plan to close on this arrangement on or about September 30, 2007. However, there can be no assurance that we will be successful in completing this transaction.

On August 7, 2007 Henry Warner resigned as Chairman of the Board of Directors in order to devote more time to his other business interests. On such date, the directors of the Company elected Kurt Katz to replace him as Chairman of the Board. Mr. Warner has agreed to remain as a director of the Company.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer and Principal Financial Officer of Lab123, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer and Principal Financial Officer of Lab123, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAB123, INC.

By: Ernest Azua

Name: Ernest Azua
Title: Executive Vice President
(Principal Executive Officer and Principal
 Financial and Accounting Officer)

Date: August 10, 2007