Form 10QSB
period 2007-06-30
Lab123, Inc.
filed 2007-11-28
CIK 1375772

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 333-137545

Lab 123, Inc.
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

The Company had 6,175,000 shares of common stock, $0.001 par value, issued and outstanding as of November 19, 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ☐  No ☒

INDEX

PART I - FINANCIAL INFORMATION

Item 1
Page

Condensed Balance Sheet as of June 30, 2007 (unaudited)	3

Condensed Statements of Operations for the three and six months ended June 30, 2007 and for the period August 25, 2006 (date of inception) to June 30, 2007 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the six months ended June 30, 2007 (unaudited)	5

Condensed Statements of Cash Flows for the six months ended June 30, 2007 and for the period August 25, 2006 (date of inception) to June 30, 2007 (unaudited)	6

Notes to Condensed Financial Statements as of June 30, 2007 (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operations	14

Item 3. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Certifications

PART I. Financial Information

Item 1. Financial Statements

Lab123, Inc.
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$127,203
Accounts receivable, net of allowance for doubtful accounts $15,000	25,231
Inventory	60,379
Inventory deposits with Biosafe - related party	373,512
Other prepaid assets	5,000
Total Current Assets	591,325

Fixed assets, net of accumulated depreciation $316	1,952
License agreement, net of accumulated amortization $50,000	925,000
TOTAL ASSETS	$1,518,277

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$93,538
Accrued expenses	10,037
Due to BioSafe - related party	3,760
Total Current Liabilities	107,335

Commitments and Contingencies

Stockholders' Equity
Series A Convertible Preferred Stock - $0.001 par value; 6,000,000
authorized; 3,774,000 issued and outstanding	3,774
Common Stock - $0.001 par value; 21,000,000 authorized; 6,175,000
issued and outstanding	6,175
Additional paid-in capital	3,187,632
Deficit accumulated during the development stage	(1,786,639)
Total Stockholders' Equity	1,410,942
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,518,277

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period
	For the Three	For the Six	August 25, 2006
	Months ended	Months ended	(Date of Inception)
	June 30, 2007	June 30, 2007	June 30, 2007

REVENUE, net of discounts	$93,412	$131,274	$387,131

COST OF GOODS SOLD:
Cost of goods sold - related party	15,242	52,944	184,998
Amortization of license - related party	25,000	50,000	75,000
Total Costs of Goods Sold	40,242	102,944	259,998
GROSS MARGIN	53,170	28,330	127,133

OPERATING EXPENSES:
Compensation	53,863	123,790	202,217
Professional fees	26,984	116,453	168,768
Administrative fee - related party	45,000	90,000	147,372
Web-site lease- related party	15,095	20,095	20,095
Other administrative costs	19,807	29,840	47,695
Bad debt expense	-	-	15,000
Depreciation	180	360	496
Total Operating Expenses	160,929	380,538	601,643

Loss Before Provision for Income Taxes	(107,759)	(352,208)	(474,510)
Provision for Income Taxes	-	-	-

NET LOSS	(107,759)	(352,208)	(474,510)

Deemed dividend on preferred stock	(787,629)	(787,629)	(1,312,129)
Net Loss applicable to common stockholders'	$(895,388)	$(1,139,837)	$(1,786,639)

Net Loss per Common Share
(Basic and Diluted)	$(0.02)	$(0.06)

Net Loss applicable to common stockholders
per Common Share (Basic and Diluted)	$(0.15)	$(0.18)

Weighted average common shares outstanding
(Basic and Diluted)	6,175,000	6,175,000

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Six Months ended June 30 2007
(Unaudited)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid - in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance at January 1, 2007	3,774,000	$3,774	6,175,000	$6,175	$2,400,003	$(646,802)	$1,763,150

Deemed dividend					787,629	(787,629)	-

Net Loss						(352,208)	(352,208)

Balance at June 30, 2007	3,774,000	$3,774	6,175,000	$6,175	$3,187,632	$(1,786,639)	$1,410,942

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		For the
		Period
	For the Six	August 25, 2006
	Months Ended	(Date of Inception)
	June 30, 2007	to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(352,208)	$(474,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	360	496
Amortization of license agreement - related party	50,000	75,000
Reserve for inventory	(26,892)	46,080
Bad Debt	-	15,000
Changes in operating assets and liabilities -
Accounts receivable	164,377	(40,231)
Inventory	-	(106,459)
Inventory deposits Biosafe - related party	(73,512)	(373,512)
Other prepaid assets	(5,000)	(5,000)
Accounts payable	(9,496)	93,536
Accrued expenses	3,928	10,039
Due to Biosafe - related party	(33,611)	3,760
Net cash used in operating activities	(282,054)	(755,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license from Biosafe - related party	-	(1,000,000)
Purchase of equipment	-	(2,448)
Net cash used investing activities	-	(1,002,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Series A Convertible
Preferred Stock	-	1,885,452
Net cash provided by financing activities	-	1,885,452

NET (DECREASE) INCREASE IN CASH	(282,054)	127,203
CASH AT BEGINNING OF PERIOD	409,257	-
CASH AT END OF PERIOD	$127,203	$127,203
	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	-	-
Cash paid for Income Taxes	-	-

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

The operating results for the three and six month periods ended  June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on June 20, 2007. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2006 audited financial statements except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FIN 48"), which is discussed in Note 2.

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

Loss Per Common Share
Basic earnings (loss) per share have been calculated based upon the weighted average number of common shares outstanding. The Series A Preferred and Warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of  June 30, 2007 not included in basic and diluted net loss per share is as follows:

Series A Preferred	6,250,000
Warrants	3,774,000
Total	10,024,000

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonable assured, and the delivery and acceptance of the product has occurred. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine the appropriate revenue recognition. Due to limited commercial sales history, the Company’s ability to evaluate the collectibility of customer accounts requires significant judgment. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. Consignment sales or “pay-on-scan” sales are recorded as revenue when the sale at the retail store level has occurred. If a sale occurs that has a right-of-return, a reserve for returns will be created using Company and industry experience as to rates of return. Service revenue is recognized in the period in which the service was performed. For the six months ended June 30, 2007, the Company issued an aggregate of approximately $17,000 of discounts related to the early payment of receivables and sales discounts.

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

The Company did not incur a charge for stock based compensation for the three and six months ended June 30, 2007.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. No interest or penalties on income taxes have been recorded during the three months ended  June 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 – Liquidity and Financial Condition

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies the Company will continue to meets its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has accumulated net losses of $474,510 since inception and may not have sufficient working capital to sustain its operations.. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On May 22, 2007 the Company was notified by counsel for Barron that Barron is seeking to rescind its purchase of the Series A Preferred and Warrants based on the Company’s alleged misrepresentations and omissions in the Purchase Agreement (See Note 4) pursuant to which such sales were made. The Company is currently in negotiations with Barron concerning a repurchase by the Company of the securities sold to Barron and is attempting to secure the necessary financing for this transaction. However, there can be no assurance that such negotiations will result in the parties entering into and consummating any repurchase or other transaction. As of June 30, 2007 the Company has determined that the Series A Preferred is equity as the Company has not entered into a definitive agreement with Barron, there have been no amendments to the purchase agreement or any other documents, instruments or agreements that would classify the Series A Preferred as redeemable and the Company is not legally obligated to Barron to provide $2,000,000 for the redemption of the Series A Preferred.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain additional necessary equity financing to continue operations, and the attainment of profitable operations. Management is continuously exploring opportunities to increase revenues in new business areas. Management has plans in place to address this concern and expects that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there can be no assurance that the Company can continue to raise additional funds on terms that are acceptable or available at all. The inability to raise necessary funds can have a material adverse effect on the Company's financial position, results of operations and cash flows. If the Company is not successful in obtaining the necessary financing to implement its business plan it may be necessary for the Company to curtail its operations.

NOTE 4 - Barron Private Placement

On September 6, 2006 the Company entered into a convertible preferred stock purchase agreement (“Purchase Agreement”) with Barron Partners (“Barron”) to issue 3,774,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) at $0.53 per share, for a total of $2,000,000. One share of Series A Preferred is initially convertible into one share of Common Stock at any time, except that at no time may Barron own any more than 4.9% of the Company’s issued and outstanding common stock. In addition, Barron received warrants to purchase 3,774,000 shares of common stock (“Warrants”). The Warrants entitle the holder to purchase from the Company an equal number of common stock at an exercise price per share of $0.80 for 1,887,000 shares and $1.10 for the remaining 1,887,000 shares. The warrants are exercisable immediately and shall expire five years from the purchase date; the warrants carry a cashless exercise provision. Barron  was required to be reimbursed $85,000 to cover its due diligence and transaction costs and as of June 30, 2007 the balance is included as part of accounts payable.

Pursuant to the terms of the Purchase Agreement, from September 6, 2006, the purchase date, until the expiration of 48 months after the Closing Date or until Barron owns less than 5% of their Series A Preferred, whichever occurs first, if the Company closes on the sale of a note or notes, shares of common stock, or shares of any class of Preferred Stock at a price per share of common stock, or with a conversion right to acquire common stock at a price per share of common stock, that is less than the conversion value the Company shall make a post-purchase adjustment in the conversion value so that the conversion value is reduced to price per share of common stock or conversion price of the securities sold.

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

During the second quarter ended June 30, 2007, the Company determined under the terms of the agreement that earnings per share for the period from August 25, 2006 (Date of Inception) to December 31, 2006 were less than the $0.0187 and, accordingly, reduced the conversion price of the Series A Preferred by 40% from $0.53 to $0.32. The Company recognized an additional deemed dividend for the conversion price reduction of approximately $788,000 during the second quarter ended June 30, 2007.

In the event the Company earns between $0.19 and $0.1446 (25% Decline) per share (where such earnings in the computation shall always be defined as earnings on a pre tax fully diluted basis for the year ended December 31, 2007 from continuing operations before any non-recurring items), the then current conversion value at the time the Company's December 31, 2007 audited financial statements are filed with the SEC shall be decreased proportionally by 0% if the earnings are $0.19 per share or greater and by 25% if the earnings are $0.1446 per share or less.

The Purchase Agreement also contains certain covenants including:

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

On September 6, 2006 The Company entered into a registration rights agreement with Barron whereby the Company is required to file a registration statement with the SEC, to register the resale of the shares of common stock that the Company will issue upon conversion of the Series A Preferred and exercise of Warrants issued to Barron.

The Company was required to use its best efforts to cause the registration statement to be declared effective within 120 days of the closing date and obtained an effective registration statement on January 10, 2007.

The Company accounts for potential registration rights liquidated damage obligations in accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements.”  The Company has adopted this pronouncement during the quarter ended March 31, 2007. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company is required to provide for a net share settlement of the liquidated damages provision, there are sufficient authorized and unissued shares for the maximum amount issuable and under no circumstances does the agreement provide for an alternative net cash settlement of the liquidated damages.

On May 22, 2007 the Company was notified by counsel for Barron that Barron is seeking to rescind its purchase of the Series A Preferred and Warrants based on the Company’s alleged misrepresentations and omissions in the Purchase Agreement (See Note 4) pursuant to which such sales were made. The Company is currently in negotiations with Barron concerning a repurchase by the Company of the securities sold to Barron and is attempting to secure the necessary financing for this transaction. However, there can be no assurance that such negotiations will result in the parties entering into and consummating any repurchase or other transaction. As of June 30, 2007 the Company has determined that the Series A Preferred is equity as the Company has not entered into a definitive agreement with Barron, there have been no amendments to the purchase agreement or any other documents, instruments or agreements that would classify the Series A Preferred as redeemable and the Company is not legally obligated to Barron to provide $2,000,000 for the redemption of the Series A Preferred.

NOTE 5 - Due to Biosafe and Related Party Transactions

Biosafe and its affiliates is an affiliated company whose Chairman is the former Chairman of the Company. BioSafe is a shareholder and owns approximately 98% of the Company’s outstanding common stock and is the licensor of the Company’s license agreement. Biosafe’s products specialize in the use of micro-sample blood transportation devices and unique, scientific procedures for the clinical testing of these micro-blood samples. From time to time the Company may obtain terms that are beneficial to the Company that the Company may not normally obtain if the Company would seek the same terms from an outside vendor. During the six months ended June 30, 2007, the Company incurred a charge of approximately $17,400 for product processing and assembly by Biosafe. The amount has been included as part of cost of good’s sold for the six months ended June 30, 2007.

BioSafe provides office space, administrative and financial services for a monthly fee of approximately $15,000, for the three and six months ended June 30, 2007 the Company incurred a charge of $45,000 and $90,000 respectively.

As of June 30, 2007, the Company has a deposit outstanding to BioSafe of $373,512, for the purchase of approximately $600,000 of inventory. The Company plans the receipt of half this inventory during October, 2007 with the remainder being received in the by the end of  2007 as required by the Company to meet customer and inventory needs.

The Company entered into a website lease agreement with a company whose owner is also the son of the former Chairman of the Company. The lease calls for monthly lease payments of $5,000 with an option to purchase the website for an incremental $50,000 at any time before the license expires at December 31, 2007.

NOTE 6 - Inventory, Net

Inventory consisted of $60,379 primarily of finished goods on consignment at the Company's customer locations.

NOTE 7 – Legal Proceedings

The Company may be involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of these claims, the Company believes the resolution will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 8 – Concentrations and Credit Risk

During the period from January 1, 2007 to June 30, 2007 revenues of three customers accounted for approximately $53,000 of gross revenue (representing approximately 19%, 14% and 11%, respectively, of gross revenue). At June 30, 2007 there were  outstanding receivables of approximately $9,821 and $4,404 from two customers representing approximately 24% and 11%, respectively of gross accounts receivable.

During 2007, the Company’s sole product supplier was Biosafe.

At times throughout the year, the Company may maintain certain bank accounts in excess of insured limits. At  June 30, 2007, the Company’s total uninsured cash balance was approximately $37,000. The Company mitigates its risk by investing in or through major financial institutions.

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

Note 10 – Other Subsequent Events

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

This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006 ("200610-KSB") and under the heading "Forward Looking Statements" in this Item 2 of Part I of this Report.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under part 1 - “Item 1. Description of Business - Risk Factors” in our 2006 10-KSB, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our 2006 10-KSB are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since December 31, 2006, there have been no significant changes relating to risk factors.

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

Plan of Operation

As of June 30, 2007, the Company’s net cash available was approximately $127,203. The Company does not have any plans for significant capital expenditures or research and development projects and believes that its current operations will sustain its contractual obligations. The Company also does not have, nor does it plan to have, any significant debt or off balance commitments that could consume material amounts of cash during the next twelve months.

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

During the first two quarters of 2007 the Company maintained contact with some large retailing organizations, to which we had provided samples of our test kits and started exploratory conversations late in 2006.    We have filed the proper documents to become a supplier to one large retailing organization and we received from one such organization a purchase order for over $135,000 for Anemia Meters in August 2007 and shipped products late August and early September.

We are currently conducting interviews to fill the accounting position and we may   make other hiring decisions during the fourth quarter of 2007.

Results of Operations

The Company was formed on August 25, 2006, and, accordingly, we do not have results of operations comparisons for the three and six months ended June 30,  2006.     The Company’s net losses during the three and six months ended June 30, 2007 were $107,759 and $352,208, respectively.
                    .
We do not know of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, its net sales, revenues or income from continuing operations. The Company is still in the development stage. It is seeking venues to grow its business operations.

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

During the quarter ended June 30, 2007, we had $93,412 in revenues with a gross margin of $53,170 that includes $25,000 of amortization of the license agreement for the three months ended June 30, 2007. For the six month period we had revenues of $131,274 and margin of $28,330.  Since the Company’s inception we have incurred net losses of $474,510 and as of June 30, 2007 have working capital of $483,990 that we believe is sufficient to sustain our operations for the next twelve months. If necessary, we expect that we will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance that additional funding will be available on satisfactory terms or at all to the extent required to address particular needs.

Liquidity and Capital Resources

Our territorial and intellectual license agreement for the retail marketing rights of five products from Biosafe Medical Technologies, Inc., required us to pay a $1,000,000 initial cash payment in 2006. This payment was the main cash outflow for us during 2006.  The license agreement also grants us a non-exclusive, non-transferable and non-assignable intellectual property license to use Biosafe’s patents, trademarks and technology rights relating to the licensed products and the processing and reporting of laboratory analyses of samples collected using the products. Our only other large expenditure during the period ended December 31, 2006 was a 50% deposit for the purchase of 100,000 Anemia Meters from Biosafe Laboratories, Inc. for $300,000. During the three months ended March 31, 2007 we paid Biosafe an additional $75,000 deposit for a total of approximately $375,000 of inventory. As of June 30, 2007 the deposit balance was $373,512.

At June 30, 2007, the Company had available cash of approximately $127,203. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $1,786,639. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern, which implies the Company will continue to meets its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has an accumulated deficit of $1,786,639 and accumulated net losses of $474,510 since inception and may not have sufficient working capital to sustain its operations after the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans with respect to these matters include raising additional capital through future issuances of stock and/or equity and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

On May 22, 2007 we were notified by counsel for Barron that Barron is seeking to rescind its purchase of the Series A Preferred Stock and Warrants based on our alleged misrepresentations and omissions in the Purchase Agreement pursuant to which such sales were made. We are currently in negotiations with Barron concerning a repurchase of the securities sold to Barron and we are attempting to secure the necessary financing for this transaction. However, there can be no assurance that such negotiations will result in the parties entering into and consummating any repurchase or other transaction. As of June 30, 2007 we have determined that the Series A Preferred is equity as we have not entered into a definitive agreement with Barron, there have been no amendments to the purchase agreement or any other documents, instruments or agreements that would classify the Series A Preferred Stock as redeemable and we are not legally obligated to Barron to provide $2,000,000 for the redemption of the Series A Preferred Stock.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. No interest or penalties on income taxes have been recorded during the three months ended June 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

These controls were deemed not effective on account of a material weakness, which relates to limited segregation of duties and a lack of necessary corporate accounting resources. Management is aware that there is a lack of segregation of duties at the Company due to the sole employee dealing with general administrative and financial matters. Additionally, there is a lack of a chief financial officer in the accounting department to critically evaluate and implement accounting principles and at times transactions are recorded improperly and require additional procedures and adjustments to be made by our auditors. We have implemented certain procedures to help minimize the risks associated with this material weakness, including using the services of Biosafe Laboratories, Inc.’s accounting staff to act as an interim financial and accounting consultant to review, compile and consolidate our financial statements on a quarterly and annual basis. When resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve the sole employee of his current chief financial officer duties.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2007 we did not sell or issue any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None.

ITEM 5. OTHER INFORMATION

On May 22, 2007 we were notified by counsel for Barron that Barron is seeking to rescind its purchase of the Series A Convertible Preferred Stock, par value $0.001 per share, of the Company (“Series A Stock”) and warrants to purchase common stock of the Company (“Warrants”) which was consummated in September 2006 based on the Company’s alleged misrepresentations and omissions in the Preferred Stock Purchase Agreement pursuant to which such sales were made. We are currently in negotiations with Barron concerning a repurchase by us of the securities we sold to Barron. However, there can be no assurance that we will be successful in completing such negotiations and entering into and consummating any repurchase or other transaction with Barron.

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

By: /s/ Ernest Azua

Name: Ernest Azua
Title: Executive Vice President
(Principal Executive Officer and Principal
 Financial and Accounting Officer)

Date: November 28, 2007