Form 10QSB
period 2007-09-30
Lab123, Inc.
filed 2008-01-18
CIK 1375772

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ]   No [X]

The Company had 6,175,000 shares of common stock, $0.001 par value, issued and outstanding as of January 17, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes [  ] No [X]

INDEX

PART I - FINANCIAL INFORMATION

Item 1
Page

Condensed Balance Sheet as of September 30, 2007 (unaudited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2007, for the period August 25, 2006 (date of inception) to September 30, 2006 and for the period August 25, 2006 (date of inception) to September 30, 2007 (unaudited)	4

Condensed Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 (unaudited)	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2007, for the period August 25, 2006 (date of inception) to September 30, 2006 and for the period August 25,2006 (date of inception) to September 30, 2007 (unaudited)	6

Notes to Condensed Financial Statements as of September 30, 2007 (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operations	14

Item 3. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

Certifications

PART I. Financial Information

Item 1. Financial Statements

Lab123, Inc.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	45,672
Accounts receivable, net of allowance for doubtful accounts $17,500	166,677
Inventory	86,198
Inventory deposits with Biosafe - related party	287,844
Total Current Assets	586,391

Fixed assets, net of accumulated depreciation $496	1,772
License agreement, net of accumulated amortization $100,000	900,000
TOTAL ASSETS	1,488,163

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	102,090
Accrued expenses	6,699
Due to BioSafe - related party	16,401
Total Current Liabilities	125,190

Commitments and Contingencies

Stockholders' Equity
Series A Convertible Preferred Stock - .001 par value; 6,000,000 authorized;
3,774,000 issued and outstanding	3,774
Common Stock - .001 par value; 21,000,000 authorized; 6,175,000 issued and outstanding	6,175
Additional paid-in capital	3,187,632
Deficiency accumulated during the development stage	(1,834,608)
Total Stockholders' Equity	1,362,973
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,488,163

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2007	For the Period August 25, 2006 (Date of Inception) to September 30, 2006	For the Nine Months ended September 30, 2007	For the Period August 25, 2006 (Date of Inception) to September 30, 2007

REVENUE, net of discounts	200,296	5,916	331,570	587,427

COST OF GOODS SOLD:
Cost of goods sold - related party	85,175	3,609	138,119	270,173
Amortization of license - related party	25,000		75,000	100,000
Total Costs of Goods Sold	110,175	3,609	213,119	370,173
GROSS MARGIN	90,121	2,307	118,451	217,254

OPERATING EXPENSES:
Compensation (includes stock based compensation of	43,253	136,081	167,043	245,470
$108,000 for the period 8/25/06 to 9/30/06)
Professional fees	23,414	-	139,867	192,182
Administrative fee - related party	45,000	12,372	135,000	192,372
Web-site lease - related party	15,000	-	35,095	35,095
Other administrative costs	7,685	3,311	37,525	55,380
Bad debt expense	3,558	-	3,558	18,558
Depreciation	180	-	540	676
Total Operating Expenses	138,090	151,764	518,628	739,733

Loss Before Provision for Income Taxes	47,969	(149,457)	(400,177)	(522,479)

NET LOSS	(47,969)	(149,457)	(400,177)	(522,479)

Deemed dividend on preferred stock	-	(524,500)	(787,629)	(1,312,129)
Net Loss applicable to common stockholders	(47,969)	(673,957)	(1,187,806)	(1,834,608)

Net Loss per Common Share
(Basic and Diluted)	(0.01)	(0.03)	(0.06)

Net Loss applicable to common stockholders
per Common Share (Basic and Diluted)	(0.01)	(0.13)	(0.19)

Weighted average common shares outstanding
(Basic and Diluted)	6,175,000	5,240,278	6,175,000

See notes to condensed financial statements.

Lab123, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity
For the Nine Months ended September 30 2007
(Unaudited)

						Deficiency
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid - in	Development	Stockholders'
	Shares	Amount	Share	Amount	Capital	Stage	Equity

Balance at January 1, 2007	3,774,000	$3,774	6,175,000	$6,175	$2,400,003	$(646,802)	$1,763,150

Deemed Dividend					787,629	(787,629)

Net Loss						(400,177)	(400,177)

Balance at September 30, 2007	3,774,000	3,774	6,175,000	6,175	3,187,632	(1,834,608)	1,362,973

See notes to condensed financial statements

Lab123, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months ended September 30, 2007	For the Period August 25, 2006 (Date of Inception) to September 30, 2006	For the Period August 25, 2006 (Date of Inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(400,177)	(149,457)	(522,479)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	540	-	676
Amortization of license agreement - related party	75,000	-	100,000
Stock Based Compensation	-	117,000	-
Reserve for inventory	(56,145)	-	20,261
Bad Debt	3,558	-	18,558
Changes in operating assets and liabilities :
Accounts receivable	19,373	(5,916)	(185,235)
Inventory	3,434	(118,994)	(106,459)
Inventory deposits Biosafe - related party	12,156		(287,844)
Other prepaid assets	-	(15,000)	-
Accounts payable	(942)	104,514	102,090
Accrued expenses	588	20,276	6,699
Due to Biosafe - related party	(20,970)	-	16,401
Net cash used in operating activities	(363,585)	(47,577)	(837,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license from Biosafe - related party	-	(1,000,000)	(1,000,000)
Purchase of equipment	-	-	(2,448)
Net cash used investing activities	-	(1,000,000)	(1,002,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of Series A Convertible Preferred Stock	-	1,885,452	1,885,452
Net cash provided by financing activities	-	1,885,452	1,885,452

NET (DECREASE) INCREASE IN CASH	(363,585)	837,875	45,672
CASH AT BEGINNING OF PERIOD	409,257	-	-
CASH AT END OF PERIOD	45,672	837,875	45,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	-	-	-
Cash paid for Income Taxes	-	-	-

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

The operating results for the three and nine month periods ended  September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on June 20, 2007. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2006 audited financial statements except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FIN 48"), which is discussed in Note 2.

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

Loss Per Common Share
Basic  (loss) per share have been calculated based upon the weighted average number of common shares outstanding. The Series A Preferred and Warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of  September 30, 2007 and 2006 not included in basic and diluted net loss per share is as follows:

	September 30, 2007	September 30, 2006
Series A Preferred	6,250,000	3,774,000
Warrants	3,774,000	3,774,000
Total	10,024,000	7,548,000

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the collectibility is reasonable assured, and the delivery and acceptance of the product has occurred. Management exercises judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine the appropriate revenue recognition. Due to limited commercial sales history, the Company’s ability to evaluate the collectibility of customer accounts requires significant judgment. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. Consignment sales or “pay-on-scan” sales are recorded as revenue when the sale at the retail store level has occurred. If a sale occurs that has a right-of-return, a reserve for returns will be created using Company and industry experience as to rates of return. Service revenue is recognized in the period in which the service was performed. For the nine months ended September 30, 2007, the Company issued an aggregate of approximately $24,000 of discounts related to the early payment of receivables and sales discounts.

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

The Company did not incur a charge for stock based compensation for the three and nine months ended September 30, 2007.

Recently Adopted Pronouncements

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. No interest or penalties on income taxes have been recorded during the three months ended  September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recent Accounting Pronouncements

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

NOTE 3 – Liquidity and Financial Condition

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies the Company will continue to meets its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has accumulated net losses of $522,479 since inception and may not have sufficient working capital to sustain its operations.. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company is currently in negotiations with Barron concerning a repurchase by the Company of the securities sold to Barron (see Notes 4 and 7) and is attempting to secure the necessary financing for this transaction. However, there can be no assurance that such negotiations will result in the parties entering into and consummating any repurchase or other transaction. As of September 30, 2007 the Company has determined that the Series A Preferred is equity as the Company has not entered into a definitive agreement with Barron, there have been no amendments to the purchase agreement or any other documents, instruments or agreements that would classify the Series A Preferred as redeemable and the Company is not legally obligated to Barron to provide $2,000,000 for the repurchase of the Series A Preferred.

NOTE 4 - Barron Private Placement

On September 6, 2006 the Company entered into a convertible preferred stock purchase agreement (“Purchase Agreement”) with Barron Partners (“Barron”) to issue 3,774,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) at $0.53 per share, for a total of $2,000,000. One share of Series A Preferred is initially convertible into one share of Common Stock at any time, except that at no time may Barron own any more than 4.9% of the Company’s issued and outstanding common stock. In addition, Barron received warrants to purchase 3,774,000 shares of common stock (“Warrants”). The Warrants entitle the holder to purchase from the Company an equal number of common stock at an exercise price per share of $0.80 for 1,887,000 shares and $1.10 for the remaining 1,887,000 shares. The warrants are exercisable immediately and shall expire five years from the purchase date; the warrants carry a cashless exercise provision. Barron  was required to be reimbursed $85,000 to cover its due diligence and transaction costs and as of September 30, 2007 the balance is included as part of accounts payable.

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

•	A majority of the Board of Directors must include qualified independent members.

•	In any future stock issuance, Barron has the right to purchase issued shares sufficient to prevent dilution.

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

The Company is currently in negotiations with Barron concerning a repurchase by the Company of the securities sold to Barron (see Notes 4 and 7) and is attempting to secure the necessary financing for this transaction. However, there can be no assurance that such negotiations will result in the parties entering into and consummating any repurchase or other transaction. As of  September 30, 2007 the Company has determined that the Series A Preferred is equity as the Company has not entered into a definitive agreement with Barron, there have been no amendments to the purchase agreement or any other documents, instruments or agreements that would classify the Series A Preferred as redeemable and the Company is not legally obligated to Barron to provide $2,000,000 for the repurchase of the Series A Preferred.

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

BioSafe provides office space, administrative and financial services for a monthly fee of approximately $15,000, for the three and nine months ended September 30, 2007 the Company incurred a charge of $45,000 and $135,000 respectively.

As of September 30, 2007, the Company has a deposit outstanding to BioSafe of $300,444, for the purchase of approximately $600,000 of inventory. The Company plans the receipt of  this inventory by the end of 2007 or as required by the Company to meet customer and inventory needs.

The Company entered into a website lease agreement with a company whose owner is also the son of the former Chairman of the Company. The lease calls for monthly lease payments of $5,000 with an option to purchase the website for an incremental $50,000 at any time before the license expires at December 31, 2007.

NOTE 6- Inventory, Net

Inventory consisted of $86,198 primarily of finished goods on consignment.

NOTE 7 – Legal Proceedings

On December 10, 2007, Barron filed a Complaint in the United States District Court for the Sothern District of New York against the Company, certain present and former directors and consultants to the Company and certain other persons, including Biosafe Laboratories, Inc. and Biosafe Medical Technologies, Inc. to recover unquantified damages against the defendants for alleged violations by the defendants of the Securities Exchange Act of 1934, the Illinois Securities Act and various other statutes and common law in connection  with the Barron Private Placement (see Note 4). The alleged violations were based upon, among other things, alleged intentional and negligent misrepresentations made by the Company in the Preferred Stock Purchase Agreement dated September 6, 2006 and alleged breaches of such agreement by the Company.

Prior to and subsequent to the filing of the complaint the Company is in negotiations with Barron for the repurchase by the Company of the securities sold to Barron. The Company believes it has an oral understanding with Barron to settle all of Barron’s claims by repurchasing all of the Preferred Stock and Warrants for $2 million in cash. The oral understanding is not binding and is subject to the execution of a definitive settlement agreement between Barron and the Company. As of January 17, 2008 the Company did not have a commitment from any person to finance the $2 million purchase price required to be paid under the proposed settlement agreement. No assurance can be provided that a definitive settlement will be entered into and consummated by the parties.

The Company may be involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of these claims, the Company believes the resolution will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 8 – Concentrations and Credit Risk

During the period from January 1, 2007 to September 30, 2007 revenues of two customers accounted for approximately $168,000 of gross revenue (representing approximately 42% and 10%, respectively, of gross revenue). At September 30, 2007 there were  outstanding receivables of approximately $116,255  from one customer representing approximately 63% of gross accounts receivable.

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

•
On August 7, 2007, Henry Warner resigned as Chairman of the Board of Directors in order to devote more time to his other business interests.  On such date, the directors of the Company elected Kurt Katz to replace Mr. Warner.  Mr. Warner has agreed to remain as a director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes included elsewhere in this Report.

This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006 ("2006 10-KSB") and under the heading "Forward Looking Statements" in this Item 2 of Part I of this Report.

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

Plan of Operation

At September 30, 2007, the Company’s net cash available was approximately  $45,672. The Company does not have any plans for significant capital expenditures or research and development projects and believes that its current operations will sustain its contractual obligations. The Company also does not have, nor does it plan to have, any significant debt or off balance commitments that could consume material amounts of cash during the next twelve months.

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

During the first three quarters of 2007 the Company maintained contact with some large retailing organizations, to which we had provided samples of our test kits and started exploratory conversations late in 2006.    We have filed the proper documents to become a supplier to two large retailing organization and we received from one such organization a purchase order for over $135,000 for Anemia Meters in August 2007 and shipped products late August and early September.

Results of Operations

The Company was formed on August 25, 2006, and, accordingly, we do not have results of operations comparisons with the third quarter or first nine months ended September 30, 2006. The Company’s net losses during the three and nine months ended September 30, 2007 were $47,969 and $400,177 respectively.

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

During the three months ended September 30, 2007, we had $200,296 in revenues with a gross margin of $90,121 that includes $25,000 of amortization of the license agreement for the three months ended September 30, 2007. For the nine month period we had revenues of $331,570 and a gross margin of $118,451. Since the Company’s inception we have incurred net losses of $522,479 and as of September 30, 2007 have working capital of $461,201 that we believe is sufficient to sustain our operations for the next several months. If necessary, we expect that we will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance that additional funding will be available on satisfactory terms or at all to the extent required to address particular needs.

Liquidity and Capital Resources

Our territorial and intellectual license agreement for the retail marketing rights of five products from Biosafe Medical Technologies, Inc., required us to pay a $1,000,000 initial cash payment in 2006. This payment was the main cash outflow for us during 2006.  The license agreement also grants us a non-exclusive, non-transferable and non-assignable intellectual property license to use Biosafe’s patents, trademarks and technology rights relating to the licensed products and the processing and reporting of laboratory analyses of samples collected using the products. Our only other large expenditure during the period ended December 31, 2006 was a 50% deposit for the purchase of 100,000 Anemia Meters from Biosafe Laboratories, Inc. for $300,000. During the three months ended March 31, 2007 we paid Biosafe an additional $75,000 deposit for a total of approximately $375,000 of inventory. As of September 30, 2007 the deposit balance was $287,844.

At September 30, 2007, the Company had available cash of approximately $45,672. In addition, the Company continues to suffer recurring losses from operations and has an accumulated deficit since inception of approximately $1,834,608.  The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern, which implies the Company will continue to meets its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has a deficiency accumulated during the development stage of $1,834,608 and accumulated net losses of $522,479 since inception and may not have sufficient working capital to sustain its operations after the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans with respect to these matters include raising additional capital through future issuances of stock and/or equity and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product, marketing plan and distribution network.

In order to settle a lawsuit brought against the Company by Barron (see Note 7), the Company has a non-binding oral understanding with Barron to pay to Barron $2 million in cash to repurchase all of the securities of the Company held by Barron.  As of January 17, 2008 the Company did not have a commitment from any person to provide the Company with financing sufficient to pay such purchase price and there can be no assurance that such financing will be obtained.

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

Recently Adopted Pronouncements

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. No interest or penalties on income taxes have been recorded during the three months ended  September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recent Accounting Pronouncements

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

These controls were deemed not effective on account of a material weakness, which relates to limited segregation of duties and a lack of necessary corporate accounting resources. Management is aware that there is a lack of segregation of duties at the Company due to the sole employee dealing with general administrative and financial matters. Additionally, there is a lack of a chief financial officer in the accounting department to critically evaluate and implement accounting principles and at times transactions are recorded improperly and require additional procedures and adjustments to be made by our auditors. We have implemented certain procedures to help minimize the risks associated with this material weakness, including using the services of Biosafe Laboratories, Inc.’s accounting staff to act as an interim financial and accounting consultant to review and compile our financial statements on a quarterly and annual basis. When resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve the sole employee of his current chief financial officer duties.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended  September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 10, 2007 Barron Partners, L.P. (“Barron”) filed a Complaint in the United States District Court for the Southern District of New York against the Company, certain present and former directors and consultants to the Company and certain other persons, including Biosafe Laboratories, Inc. and Biosafe Medical Technologies, Inc., to recover unquantified damages against the defendants for alleged violations by the defendants of the Securities Exchange Act of 1934, the Illinois Securities Act and various other statutes and common law in connection with Barron’s purchase in September 2006 of Series A Convertible Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Stock”) and warrants to purchase common stock of the Company (the “Warrants”). The alleged violations were based upon, among other things, alleged intentional and negligent misrepresentations made by the Company in the Preferred Stock Purchase Agreement between the Company and Barron dated September 6, 2006 and alleged breaches of such agreement by the Company.

Prior to and subsequent to the filing of the complaint, we were in negotiations with Barron concerning a repurchase by us of the securities we sold to Barron. We believe that we have a non-binding oral understanding with Barron to settle all of Barron’s claims by repurchasing all of the Preferred Stock and Warrants for $2 million in cash. The agreement is subject to the execution of a definitive settlement agreement between Barron and us.

As of January 17, 2008 a summons regarding the action set forth in the complaint has not been served upon us. Counsel for Barron has agreed not to serve upon us any summons while settlement negotiations are proceeding.

As of January 17, 2008 the Company did not have a commitment from any person to finance the $2 million purchase price required to be paid under the proposed settlement agreement. No assurance can be provided that a definitive settlement will be entered into and consummated by the parties.

Except as set forth above, there are no material legal proceedings against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and nine months ended September 30, 2007 we did not sell or issue any equity securities.

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

Date: January 18, 2008